Form 10-Q
period 1995-06-24
BOSTON ACOUSTICS INC
filed 1995-08-04
CIK 805268

- -------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    ---------
                                    FORM 10-Q


(MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 24, 1995
                                       OR
               [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM            TO
                                            ----------    ----------

COMMISSION FILE NO. 33-9875

                               ------------------
                             BOSTON ACOUSTICS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MASSACHUSETTS                                     04-2662473
(STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
   OF INCORPORATION OR                            IDENTIFICATION NO.)
      ORGANIZATION)

70 BROADWAY
LYNNFIELD, MASSACHUSETTS                          01940
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


                                 (617) 592-9000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]                       No [ ]

There were 4,326,704 shares of Common Stock issued and outstanding as of
August 4, 1995.
- -------------------------------------------------------------------------------

                             Boston Acoustics, Inc.

                                      Index
                                      -----

                                                                            Page
                                                                            ----
Part I:   Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets (Unaudited)-
               March 25, 1995 and June 24, 1995                               4

               Consolidated Statements of Income (Unaudited)-
               Three months ended June 25, 1994 and June 24, 1995             6

               Consolidated Statements of Cash Flow (Unaudited)-
               Three months ended June 25, 1994 and June 24, 1995             7

               Notes to Unaudited Consolidated Financial Statements           8

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      9


Part II:  Other Information

               Items 1 through 6                                             11

               Signatures                                                    12

                         PART I:  FINANCIAL INFORMATION

                          Item 1:  Financial Statements

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                     Assets
                                     ------

                                                 March 25, 1995    June 24, 1995
                                                 --------------    -------------
Current Assets:

   Cash and cash equivalents                     $ 3,570,790       $ 3,462,797
   Short-term investments                          8,132,145         8,620,420
   Accounts receivable, net of allowance
    for doubtful accounts of approximately
    $207,000 and $233,000 respectively             7,759,876         7,816,179
   Inventories                                     8,726,944         9,405,718
   Deferred income taxes                             585,000           585,000
   Prepaid expenses                                  474,092           719,764
                                                 -----------       -----------

      Total current assets                        29,248,847        30,609,878
                                                 -----------       -----------

Property and Equipment, at cost:

  Land                                             1,164,800         1,419,544
  Machinery and equipment                          4,740,328         4,833,852
  Office equipment and furniture                   1,392,176         1,445,140
  Leasehold improvements                             440,413           440,413
  Motor vehicles                                     345,454           345,454
  Construction in Progress                               ---           217,061
                                                 -----------       -----------
                                                   8,083,171         8,701,464
  Less-accumulated depreciation
   and amortization                                5,252,728         5,490,032
                                                 -----------       -----------

                                                   2,830,443         3,211,432
                                                 -----------       -----------

Other Assets:

   Long-term investment securities, at cost        5,308,601         4,808,776
   Other assets                                      991,129           991,055
                                                 -----------       -----------

      Total other assets                           6,299,730         5,799,831
                                                 -----------       -----------

                                                 $38,379,020       $39,621,141
                                                 -----------       -----------
                                                 -----------       -----------

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                      Liabilities and Shareholders' Equity
                      ------------------------------------

                                                 March 25, 1995    June 24, 1995
                                                 --------------    -------------
Current Liabilities:

Accounts payable                                 $   876,031       $ 1,024,432
Accrued payroll and payroll-
   related expenses                                  941,319           905,304
Dividend payable                                     540,550           540,838
Other accrued expenses                               325,594           412,598
Accrued income taxes                                 641,558           740,433
                                                 -----------       -----------

      Total current liabilities                    3,325,052         3,623,605
                                                 -----------       -----------

Commitments

Shareholders' Equity:

Common stock, $.01 par value
   Authorized -- 6,000,000 shares
   Issued -- 4,518,324 at
      March 25, 1995 and 4,520,624
      shares at June 24, 1995                         45,183            45,206
Additional paid-in capital                         3,739,101         3,759,491
Retained earnings                                 31,353,474        32,276,629
                                                 -----------       -----------
                                                  35,137,758        36,081,326

Less-Treasury stock, 193,920 shares,
   at cost                                            83,790            83,790
                                                 -----------       -----------

      Total shareholders' equity                  35,053,968        35,997,536
                                                 -----------       -----------

                                                 $38,379,020       $39,621,141
                                                 -----------       -----------
                                                 -----------       -----------





The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                       Three Months Ended
                                                       ------------------
                                                 June 25, 1994     June 24, 1995
                                                 -------------     -------------
Net sales                                        $ 8,531,296       $ 9,861,841

Cost of goods sold                                 4,736,013         5,488,406
                                                 -----------       -----------

     Gross profit                                  3,795,283         4,373,435
                                                 -----------       -----------

Selling and marketing expenses                     1,009,319         1,307,659

General and administrative expenses                  564,541           541,270

Engineering and development expenses                 469,125           578,094
                                                 -----------       -----------

     Total expenses                                2,042,985         2,427,023
                                                 -----------       -----------

     Income from operations                        1,752,298         1,946,412

Interest income                                      188,853           206,581
                                                 -----------       -----------

     Income before provision for
       income taxes                                1,941,151         2,152,993

Provision for income taxes                           699,000           689,000
                                                 -----------       -----------

     Net income                                  $ 1,242,151       $ 1,463,993
                                                 -----------       -----------
                                                 -----------       -----------

Net income per common share                      $       .29       $       .34
                                                 -----------       -----------
                                                 -----------       -----------
Weighted average number of common
     shares outstanding                            4,288,396         4,325,061
                                                 -----------       -----------
                                                 -----------       -----------

Dividends per share                              $       .10       $      .125
                                                 -----------       -----------
                                                 -----------       -----------



The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Three Months Ended
                                                       ------------------
                                                 June 25, 1994     June 24, 1995
                                                 -------------     -------------
Cash flows from operating activities:
    Net income                                   $ 1,242,151       $ 1,463,993
 Adjustments to reconcile net income
       to net cash provided by operating
       activities-
    Depreciation and amortization                    201,076           237,304

Changes in assets and liabilities-
    Accounts receivable                               67,329           (56,303)
    Inventories                                     (364,885)         (678,774)
    Prepaid expenses                                 (55,461)         (245,672)
    Accounts payable                                (111,806)          148,401
    Accrued expenses                                 (48,803)           50,989
    Accrued income taxes                             549,000            98,875
                                                 -----------       -----------
    Net cash provided by
       operating activities                        1,478,601         1,018,813
                                                 -----------       -----------
Cash flows from investing activities:
    Net additions to property and equipment         (215,747)         (618,293)
    Decrease (increase) in investments            (1,080,639)           11,550
    Decrease (increase) in other assets              (69,925)               74
                                                 -----------       -----------
    Net cash used in investing
       activities                                 (1,366,311)         (606,669)
                                                 -----------       -----------
Cash flows from financing activities:
    Dividends paid                                  (427,870)         (540,550)
    Exercise of stock options                         16,051            20,413
                                                 -----------       -----------
    Net cash used in financing
       activities                                   (411,819)         (520,137)
                                                 -----------       -----------

Decrease in cash and cash equivalents               (299,529)         (107,993)

Cash and cash equivalents, beginning
       of period                                   5,099,151         3,570,790
                                                 -----------       -----------
Cash and cash equivalents, end of
       period                                    $ 4,799,622       $ 3,462,797
                                                 -----------       -----------
                                                 -----------       -----------
Items not affecting cash flows:
    Dividends payable                            $   428,951       $   540,838
                                                 -----------       -----------
                                                 -----------       -----------
Supplemental Disclosure:
    Cash paid for income taxes                   $   150,000       $   590,125
                                                 -----------       -----------
                                                 -----------       -----------

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

       The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three-month period ended June 24, 1995 are not necessarily indicative of results to be expected for the full fiscal year.

(2)  Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                March 25, 1995    June 24, 1995
                                                --------------    -------------
     Raw materials and work-in process          $  5,288,966      $  4,488,869
     Finished goods                                3,437,978         4,916,849
                                                ------------      ------------
                                                $  8,726,944      $  9,405,718
                                                ------------      ------------
                                                ------------      ------------

       Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3)  Net Income Per Common Share

       Net income per common share is computed using the weighted average number of shares of common stock outstanding during each period. Common equivalent shares (stock options) have not been considered in the calculation of earnings per share as their effect would not be significant. Fully diluted earnings per share have not been presented as the amounts would not differ significantly from primary earnings per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS



Results of Operations

The following table sets forth the results of operations for the three-month period ended June 25, 1994 and June 24, 1995 expressed as percentages of net sales.


                                                           Three Months Ended
                                                           ------------------
                                                June 25, 1994     June 24, 1995
                                                -------------     -------------
Net sales                                              100.0%            100.0%

Cost of goods sold                                      55.5              55.7
                                                        ----              ----
  Gross profit                                          44.5              44.3
                                                        ----              ----

Selling and marketing expenses                          11.8              13.3

General & administrative expenses                        6.6               5.5

Engineering & development expenses                       5.5               5.8
                                                        ----              ----
                                                        23.9              24.6
                                                        ----              ----

  Income from operations                                20.6              19.7

Interest income                                          2.2               2.1
                                                        ----              ----
  Income before provision for
   income taxes                                         22.8              21.8

Provision for income taxes                               8.2               7.0
                                                        ----              ----

  Net income                                            14.6%             14.8%
                                                        ----              ----
                                                        ----              ----

Net sales increased 16 percent, from approximately $8,531,000 during the first quarter of fiscal 1995 to $9,862,000 during the first quarter of fiscal 1996. During the quarter, the Company completed its introduction of the Boston Rally
- -TM- Coaxial Series of automotive products. The four models, the RX57, RX67, RX87 and RX97, with suggested retail prices ranging from $140 to $200 per pair, have been very well received. In addition, increases reflected in the home and automotive categories of loudspeakers, both domestically and to International distributors, contributed to the overall sales increase during the three-month period ended June 24, 1995.

The Company's gross margin as a percentage of net sales remained relatively stable during the three-month period ended June 24, 1995. Increases in labor related expenses, as well as scrap and rework costs, were offset by increased sales of loudspeaker models with higher margins.

Total operating expenses increased from 23.9% of net sales for the first quarter of fiscal 1995 to 24.6% during the same quarter of fiscal 1996. Selling and marketing expenses have increased due to increased advertising expenditures. General and administrative expenses have decreased from 6.6% of net sales during the first quarter of fiscal 1995 to 5.5% of net sales for the same quarter of fiscal 1996. The decrease is due to non-recurring legal costs, primarily attributed to costs expensed during the first quarter of fiscal 1995 and associated with the Company's search for office and manufacturing space. Engineering and development expenses have increased primarily due to increased salaries and related expenses relating to additional personnel, as well as materials and supplies relating to new product development.

Interest income remained relatively stable during the first quarter of fiscal 1996 due to funds generated by operations and invested in tax-free municipal bonds and money market instruments.

The Company's effective tax rate decreased from 36% in fiscal 1995 to 32% in fiscal 1996, primarily due to a lower state effective tax rate resulting from the favorable tax treatment afforded the Company's foreign sales corporation and Massachusetts securities corporation, as well as tax credits relating to capital expenditures.

Net income for the quarter increased 18%, from approximately $1,242,000 in fiscal 1995 to $1,464,000 in fiscal 1996. Earnings per share increased from $.29 to $.34, a gain of 17%.


Liquidity and Capital Resources

During the first quarter of fiscal 1996, the Company financed its growth with cash generated by operations. As of June 24, 1995 the Company's working capital was approximately $26,986,000. The Company's cash and cash equivalents were approximately $3,463,000, short-term investments were approximately $8,620,000, and long-term investments were approximately $4,809,000. The Company also has a $1,500,000 unsecured bank line of credit. The Company has had no borrowings under any line of credit since December 1985.

During 1995, the Company purchased two parcels of land for approximately $1.2 million. In April 1995, the Company purchased a third parcel of land for approximately $255,000. The Company will use this land to construct its new manufacturing and office facility. Construction began in June 1995 and occupancy should occur by the end of fiscal 1996. The Company intends to use approximately $6 million of its available working capital to construct this facility.

The Company believes that its resources are adequate to meet its requirements for working capital and capital expenditures through fiscal 1996.

                           PART II:  OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------
          None

Item 2.   Changes in Securities
          ---------------------
          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None

Item 5.   Other Information
          -----------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          a) List of Exhibits

             Exhibit 27  -  Financial Data Schedule

          b) Reports on Form 8-K

             No reports were filed during the quarter ended June 24, 1995.

                                   SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Boston Acoustics, Inc.
                                         ----------------------
                                         Registrant






Date:  August 4, 1995                    By: s/Francis L. Reed
                                             -----------------
                                             Francis L. Reed
                                             Director, Chief Executive Officer
                                             and Treasurer (Principal Financial
                                             Officer)





Date:  August 4, 1995                    By: s/Andrew G. Kotsatos
                                             --------------------
                                             Andrew G. Kotsatos
                                             Director, President and
                                             Assistant Clerk

                                INDEX TO EXHIBIT




Exhibit 27  -    Financial Data Schedule