Form 10-Q
period 1995-09-23
BOSTON ACOUSTICS INC
filed 1995-11-02
CIK 805268

--------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               -----------

                                FORM 10-Q

(MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 23, 1995

                                       OR

              [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NO. 33-9875

                           --------------------------

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

                                             Yes [X]                No [ ]

There were 4,332,504 shares of Common Stock issued and outstanding as of November 1, 1995.

--------------------------------------------------------------------------

                      Boston Acoustics, Inc.

                              Index

                                                                       Page
                                                                       -----

Part I:     Financial Information

     Item 1.    Financial Statements

                Consolidated Balance Sheets (Unaudited)-
                March 25, 1995 and September 23, 1995                    4

                Consolidated Statements of Income (Unaudited)-
                Three months and Six months ended September 24, 1994
                and September 23, 1995                                   6

                Consolidated Statements of Cash Flows (Unaudited)-
                Six months ended September 24, 1994 and
                September 23, 1995                                       7

                Notes to Unaudited Consolidated Financial Statements     8

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      9


Part II:    Other Information

                Items 1 through 6                                       11

Signatures                                                              12

                        PART I:  FINANCIAL INFORMATION

                         Item 1:  Financial Statements

                     Boston Acoustics, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                                 (Unaudited)


                                    Assets


                                              March 25, 1995       September 23, 1995
                                              --------------       ------------------

Current Assets:

  Cash and cash equivalents                   $ 3,570,790            $ 5,953,330
  Short-term investments                        8,132,145              7,514,143
  Accounts receivable, net of allowance
   for doubtful accounts of approximately
   $207,000 and $247,000 respectively           7,759,876              8,182,010
  Inventories                                   8,726,944              9,228,030
  Prepaid income taxes                            585,000                585,000
  Prepaid expenses                                474,092                299,832
                                              -----------            -----------
    Total current assets                       29,248,847             31,762,345
                                              -----------            -----------

Property and Equipment, at cost:

  Land                                          1,164,800              1,418,365
  Machinery and equipment                       4,740,328              5,708,330
  Office equipment and furniture                1,392,176              1,492,789
  Leasehold improvements                          440,413                440,413
  Motor vehicles                                  345,454                345,454
  Construction in Progress                            ---                797,431
                                              -----------            -----------
                                                8,083,171             10,202,782
  Less-accumulated depreciation
   and amortization                             5,252,728              5,743,924
                                              -----------            -----------

                                                2,830,443              4,458,858
                                              -----------            -----------
Other Assets:

  Long-term investment securities, at cost      5,308,601              3,904,999
  Other assets                                    991,129              1,015,070
                                              -----------            -----------
    Total other assets                          6,299,730              4,920,069
                                              -----------            -----------
                                              $38,379,020            $41,141,272
                                              -----------            -----------
                                              -----------            -----------


The accompanying notes are an integral part of these consolidated financial statements.

                   Boston Acoustics, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                                  (Unaudited)


                     Liabilities and Shareholders' Equity


                                              March 25, 1995       September 23, 1995
                                              --------------       ------------------


Current Liabilities:

Accounts payable                              $   876,031             $ 1,532,924
Accrued payroll and payroll-
  related expenses                                941,319               1,075,257
Dividend payable                                  540,550                 541,438
Other accrued expenses                            325,594                 391,704
Accrued income taxes                              641,558                 310,433
                                              -----------             -----------
    Total current liabilities                   3,325,052               3,851,756
                                              -----------             -----------

Commitments

Shareholders' Equity:

Common stock, $.01 par value
  Authorized -- 6,000,000 shares
  Issued -- 4,518,324 at
    March 25, 1995 and 4,525,424
    shares at September 23, 1995                   45,183                  45,254
Additional paid-in capital                      3,739,101               3,802,393
Retained earnings                              31,353,474              33,525,659
                                              -----------             -----------
                                               35,137,758              37,373,306

Less-Treasury stock, 193,920 shares,
  at cost                                          83,790                  83,790
                                              -----------             -----------
    Total shareholders' equity                 35,053,968              37,289,516
                                              -----------             -----------
                                              $38,379,020             $41,141,272
                                              -----------             -----------
                                              -----------             -----------


The accompanying notes are an integral part of these consolidated financial statements.

                      Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                       Three Months Ended                       Six Months Ended
                                 September 24,      September 23,        September 24,      September 23,
                                      1994               1995                 1994               1995
                                 -------------      -------------        -------------      -------------

Net sales                        $9,506,918         $11,647,894          $18,038,214        $21,509,735

Cost of goods sold                5,267,215           6,599,421           10,003,228         12,087,827
                                 ----------         -----------          -----------        -----------
Gross profit                      4,239,703           5,048,473            8,034,986          9,421,908
                                 ----------         -----------          -----------        -----------

Selling and
  marketing expenses              1,305,125           1,414,984            2,314,444          2,722,643

General and
  administrative expenses           572,697             578,570            1,137,238          1,119,840

Engineering and
  development expenses              464,787             585,620              933,912          1,163,714
                                 ----------         -----------          -----------        -----------

    Total expenses                2,342,609           2,579,174            4,385,594          5,006,197
                                 ----------         -----------          -----------        -----------

    Income from operations        1,897,094           2,469,299            3,649,392          4,415,711

Interest income                     194,751             190,169              383,604            396,750
                                 ----------         -----------          -----------        -----------

    Income before provision
     for income taxes             2,091,845           2,659,468            4,032,996          4,812,461

Provision for income taxes          753,000             869,000            1,452,000          1,558,000
                                 ----------         -----------          -----------        -----------

    Net income                   $1,338,845         $ 1,790,468          $ 2,580,996        $ 3,254,461
                                 ----------         -----------          -----------        -----------
                                 ----------         -----------          -----------        -----------
Net income per common share        $    .31           $     .41            $     .60          $     .75
                                   --------           ---------            ---------          ---------
                                   --------           ---------            ---------          ---------

Weighted average number
  of common shares
  outstanding                     4,294,581           4,327,482            4,291,489          4,326,272
                                 ----------         -----------          -----------        -----------
                                 ----------         -----------          -----------        -----------

Dividends per share                $    .10           $    .125            $     .20          $     .25
                                   --------           ---------            ---------          ---------
                                   --------           ---------            ---------          ---------


The accompanying notes are an integral part of these consolidated financial statements.

                 Boston Acoustics, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows
                                (Unaudited)


                                                   Six Months Ended
                                                   ----------------
                                      September 24, 1994       September 23, 1995
                                      ------------------       ------------------

Cash flows from operating activities:
  Net income                             $ 2,580,996               $ 3,254,461
Adjustments to reconcile net income
    to net cash provided by operating
     activities-
  Depreciation and amortization              411,242                   491,196
Changes in assets and liabilities-
  Accounts receivable                        317,735                  (422,134)
  Inventories                             (1,133,391)                 (501,086)
  Prepaid expenses                          (130,325)                  174,261
  Accounts payable                           280,490                   656,893
  Accrued expenses                           274,964                   200,048
  Accrued income taxes                       (22,500)                 (331,125)
                                         -----------                -----------
  Net cash provided by
    operating activities                   2,579,211                  3,522,514
                                         -----------                -----------

Cash flows from investing activities:
  Net additions to property
    and equipment                           (372,460)                (2,119,611)
  Decrease (increase) in investments      (2,011,864)                 2,021,604
  Increase in other assets                  (101,681)                   (23,941)
                                         -----------                -----------
  Net cash used in investing
    activities                            (2,486,005)                  (121,948)
                                         -----------                -----------

Cash flows from financing activities:
  Dividends paid                            (856,821)                (1,081,389)
  Exercise of stock options                   70,050                     63,363
                                         -----------                -----------
  Net cash used in financing
    activities                              (786,771)                (1,018,026)
                                         -----------                -----------

Increase (decrease) in cash and
  cash equivalents                          (693,565)                 2,382,540

Cash and cash equivalents, beginning
  of period                                5,099,151                  3,570,790
                                         -----------                -----------
Cash and cash equivalents, end of
  period                                 $ 4,405,586                $ 5,953,330
                                         -----------                -----------
                                         -----------                -----------
Items not affecting cash flows:
  Dividends payable                      $   429,550                $   541,438
                                         -----------                -----------
                                         -----------                -----------
Supplemental Disclosure:
  Cash paid for income taxes             $ 1,474,500                $ 1,889,125
                                         -----------                -----------
                                         -----------                -----------


The accompanying notes are an integral part of these consolidated financial statements.

                  Boston Acoustics, Inc. and Subsidiaries
           Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

       The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and six-month periods ended September 23, 1995 are not necessarily indicative of results to be expected for the full fiscal year.

(2)  Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                      March 25, 1995       September 23,1995
                                      --------------       -----------------

  Raw materials and work-in process     $5,288,966            $5,669,281
  Finished goods                         3,437,978             3,558,749
                                        ----------            ----------
                                        $8,726,944            $9,228,030
                                        ----------            ----------
                                        ----------            ----------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month and six-month periods ended September 24, 1994 and September 23, 1995 expressed as percentages of net sales.

                                     Three Months Ended                   Six Months Ended
                                     ------------------                   ----------------
                            September 24,      September 23,     September 24,    September 23,
                                1994               1995              1994              1995
                            -------------      -------------     -------------    -------------
Net sales                      100.0%             100.0%            100.0%           100.0%

Cost of goods sold              55.4               56.7              55.5             56.2
                                ----               ----              ----             ----

Gross profit                    44.6               43.3              44.5             43.8
                                ----               ----              ----             ----

Selling and marketing
    expenses                    13.7               12.1              12.8             12.7

General and administrative
    expenses                     6.0                5.0               6.3              5.2

Engineering and development
    expenses                     4.9                5.0               5.2              5.4
                                ----               ----              ----             ----
                                24.6               22.1              24.3             23.3
                                ----               ----              ----             ----

Income from operations          20.0               21.2              20.2             20.5

Interest income                  2.0                1.6               2.1              1.8
                                ----               ----              ----             ----

Income before provision for
    income taxes                22.0               22.8              22.3             22.3

Provision for income taxes       7.9                7.5               8.0              7.2
                                ----               ----              ----             ----

  Net income                    14.1%              15.3%             14.3%            15.1%
                                ----               ----              ----             ----
                                ----               ----              ----             ----



Net sales increased 23 percent, from approximately $9,507,000 during the second quarter of fiscal 1995 to approximately $11,648,000 during the second quarter of fiscal 1996. For the six months ended September 23, 1995 net sales increased approximately 19% from $18,038,000 to $21,510,000. Increases in sales of home and automotive products contributed to the overall increase in sales both domestically and to international distributors during the three-month and six-month periods ended September 23, 1995. Contributing to the increase in automotive products were the recent introductions of the Rally-Registered Trademark- RX

Coaxial series of component speakers (March 1995) and the new Boston Rally-Registered Trademark- Subwoofer Series of automotive products introduced during the three-month period ended September 23, 1995. The Rally-Registered Trademark- RS Subwoofers are high power handling, low distortion woofers that work in small enclosures. The three models, the RS8, RS10, and RS12, have suggested retail prices ranging from $200 to $260 per pair.

The Company's gross margin for the three-month and six-month periods ended September 23, 1995 decreased as a percentage of net sales due primarily to a shift in the sales mix to loudspeaker models with slightly lower margins.

Total operating expenses decreased as a percentage of net sales during both the three-month and six-month periods ended September 23, 1995. Selling and marketing expenses have decreased primarily due to decreased advertising expenditures as compared to the same three-month and six-month periods a year ago. General and administrative expenses have remained relatively stable in absolute dollars, and as a result have decreased as a percentage of net sales for both the three-month and six-month periods ended September 23, 1995. Engineering and development expenses have increased primarily due to increased salaries and benefits relating to additional personnel, as well as increased material and supplies relating to new product development.

Interest income has decreased as a percentage of net sales due primarily to long-term investments maturing and designated for capital expenditures during fiscal 1996.

The Company's effective income tax rate decreased from 36% for both the three-month and six-month periods ended September 24, 1994 to approximately 32.3% in fiscal 1996, primarily due to a lower state effective tax rate resulting from the favorable tax treatment afforded the Company's foreign sales corporation and Massachusetts securities corporation, as well as tax credits relating to capital expenditures.

Net income for the second quarter increased 34%, from approximately $1,339,000 in fiscal 1995 to $1,790,000 in fiscal 1996 while earnings per share increased 32% from $.31 to $.41 per share. Net income for the six-month period ended September 23, 1995 increased 26% from approximately $2,581,000 in fiscal 1995 to approximately $3,254,000 in fiscal 1996, while earnings per share for the six-month period increased 25% from $.60 to $.75 per share.

Liquidity and Capital Resources

During the first half of fiscal 1996, the Company financed its growth with cash generated by operations. As of September 23, 1995 the Company's working capital was approximately $27,911,000. The Company's cash and cash equivalents were approximately $5,953,000, short-term investments were approximately $7,514,000, and long-term investments were approximately $3,905,000. The Company also has a $1,500,000 unsecured bank line of credit. The Company has had no borrowings under any line of credit since December 1985.

During 1995, the Company purchased two parcels of land for approximately $1.2 million. In April 1995, the Company purchased a third parcel of land for approximately $255,000. The Company will use this land to construct its new manufacturing and office facility. Construction began in June 1995 and occupancy should occur by the end of fiscal 1996. The Company intends to use approximately $6 million of its available working capital to construct this facility, including approximately $797,000 utilized to date.

The Company believes that its resources are adequate to meet its requirements for working capital and capital expenditures through fiscal 1996.

                        PART II:  OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of the Shareholders of the Company held on August 15, 1995, shareholders acted affirmatively to elect nominees for directors proposed by management. Each Director is to serve until the next Annual Meeting of Shareholders and thereafter until his/her successor is elected and qualified.

                                Votes "For"          Votes "Withheld"
                                -----------          ----------------


        Francis L. Reed           4,047,667               17,997
        Andrew G. Kotsatos        4,047,667               17,997
        Fred E. Faulkner, Jr.     4,047,267               18,397
        John G. Markos            4,047,867               17,797
        Dorothea T. Reed          4,047,867               17,797

     Shareholders also voted to ratify the action of the Directors in selecting Arthur Andersen LLP as auditors of the Company. A total of 4,063,132 votes were cast in favor of the proposal, 1,930 votes were cast against, and there were 602 abstentions.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        a) Exhibits required by Item 601 of Regulation S-K

           Exhibit 27.   -   Financial Data Schedule

        b) Reports on Form 8-K

           No reports were filed during the quarter ended September 23, 1995.

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



                                   Boston Acoustics, Inc.
                                   ----------------------
                                   Registrant





Date: November 1, 1995             By: /s/ Francis L. Reed
                                       -------------------
                                           Francis L. Reed
                                           Director, Chief Executive Officer
                                           and Treasurer (Principal Financial
                                           Officer)





Date: November 1, 1995             By: /s/ Andrew G. Kotsatos
                                       ----------------------
                                           Andrew G. Kotsatos
                                           Director, President and
                                           Assistant Clerk