Form 10-Q
period 1995-12-30
BOSTON ACOUSTICS INC
filed 1996-02-12
CIK 805268

------------------------------------------------------------------------------


                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                              --------------

                                FORM 10-Q

(MARK ONE)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 1995
                                   OR
           [] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NO. 33-9875

                        ------------------------

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

                                          Yes [X]               No []

There were 4,408,701 shares of Common Stock issued and outstanding as of February 2, 1996.

------------------------------------------------------------------------------

                         Boston Acoustics, Inc.

                                  Index


                                                                      Page
                                                                      ----
Part I:     Financial Information

   Item 1.     Financial Statements

               Consolidated Balance Sheets (Unaudited)-
               March 25, 1995 and December 30, 1995                    4

               Consolidated Statements of Income (Unaudited)-
               Three months and Nine months ended December 24, 1994
               and December 30, 1995                                   6

               Consolidated Statements of Cash Flows (Unaudited)-
               Nine months ended December 24, 1994 and
               December 30, 1995                                       7

               Notes to Unaudited Consolidated Financial Statements    8

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9


Part II:    Other Information

               Items 1 through 6                                      11

               Signatures                                             12

                     PART I:  FINANCIAL INFORMATION

                      Item 1:  Financial Statements

                 Boston Acoustics, Inc. and Subsidiaries
                       Consolidated Balance Sheets
                               (Unaudited)


                                 Assets


                                              March 25, 1995      December 30, 1995
                                              --------------      -----------------
Current Assets:

   Cash and cash equivalents                    $ 3,570,790          $ 4,406,762
   Short-term investments                         8,132,145            7,237,444
   Accounts receivable, net of allowance
    for doubtful accounts of approximately
    $207,000 and $339,000 respectively            7,759,876            9,041,742
   Inventories                                    8,726,944            8,920,335
   Prepaid income taxes                             585,000              585,000
   Prepaid expenses                                 474,092              522,590
                                                 ----------           ----------

      Total current assets                       29,248,847           30,713,873
                                                 ----------           ----------

Property and Equipment, at cost:

   Land                                           1,164,800            1,418,365
   Machinery and equipment                        4,740,328            5,993,065
   Office equipment and furniture                 1,392,176            1,412,526
   Leasehold improvements                           440,413              440,413
   Motor vehicles                                   345,454              345,454
   Construction in Progress                             ---            4,731,200
                                                 ----------           ----------
                                                  8,083,171           14,341,023
   Less-accumulated depreciation
     and amortization                             5,252,728            5,998,548
                                                 ----------           ----------

                                                  2,830,443            8,342,475
                                                 ----------           ----------

Other Assets:

   Long-term investment securities, at cost       5,308,601            2,291,626
   Other assets                                     991,129            1,017,500
                                                 ----------           ----------

     Total other assets                           6,299,730            3,309,126
                                                 ----------           ----------

                                                $38,379,020          $42,365,474
                                                 ----------           ----------
                                                 ----------           ----------


The accompanying notes are an integral part of these consolidated financial statements.

                 Boston Acoustics, Inc. and Subsidiaries
                       Consolidated Balance Sheets
                               (Unaudited)


                  Liabilities and Shareholders' Equity


                                         March 25, 1995    December 30, 1995
Current Liabilities:

 Accounts payable                          $   876,031        $ 1,168,330
 Accrued payroll and payroll-
  related expenses                             941,319            876,756
 Dividend payable                              540,550            546,617
 Other accrued expenses                        325,594            368,294
 Accrued income taxes                          641,558            371,433
                                            ----------         ----------

      Total current liabilities              3,325,052          3,331,430
                                            ----------         ----------

Commitments

Shareholders' Equity:

Common stock, $.01 par value
  Authorized -- 6,000,000 shares
  Issued -- 4,518,324 at
   March 25, 1995 and 4,569,233
   shares at December 30, 1995                  45,183             45,692
Additional paid-in capital                   3,739,101          4,327,945
Retained earnings                           31,353,474         34,744,197
                                            ----------         ----------
                                            35,137,758         39,117,834

Less-Treasury stock, 193,920 shares,
  at cost                                       83,790             83,790
                                            ----------         ----------

      Total shareholders' equity            35,053,968         39,034,044
                                            ----------         ----------

                                           $38,379,020        $42,365,474
                                            ----------         ----------
                                            ----------         ----------

The accompanying notes are an integral part of these consolidated financial statements.

                 Boston Acoustics, Inc. and Subsidiaries
                    Consolidated Statements of Income
                               (Unaudited)


                                       Three Months Ended             Nine Months Ended
                                       ------------------             -----------------
                                 December 24,    December 30,    December 24,     December 30,
                                    1994            1995            1994             1995
                                 ------------    ------------    ------------     ------------


Net sales                        $12,125,861     $13,557,816      $30,164,075     $35,067,551

Cost of goods sold                 6,740,636       7,751,217       16,743,864      19,839,044
                                  ----------      ----------       ----------      ----------

Gross profit                       5,385,225       5,806,599       13,420,211      15,228,507
                                  ----------      ----------       ----------      ----------

Selling and
   marketing expenses              1,501,977       1,558,890        3,816,421       4,281,533

General and
   administrative expenses           621,070         657,247        1,758,308       1,777,087

Engineering and
   development expenses              509,316         647,828        1,443,228       1,811,542
                                  ----------      ----------       ----------      ----------

     Total expenses                2,632,363       2,863,965        7,017,957       7,870,162
                                  ----------      ----------       ----------      ----------

     Income from operations        2,752,862       2,942,634        6,402,254       7,358,345

Interest income                      172,888         207,449          556,492         604,199
                                  ----------      ----------       ----------      ----------

     Income before provision
             for income taxes      2,925,750       3,150,083        6,958,746       7,962,544

Provision for income taxes         1,053,000       1,030,000        2,505,000       2,588,000
                                  ----------      ----------       ----------      ----------

   Net income                     $1,872,750      $2,120,083       $4,453,746      $5,374,544
                                  ----------      ----------       ----------      ----------
                                  ----------      ----------       ----------      ----------

Net income per common share           $  .44          $  .49           $ 1.04         $  1.24
                                      ------         -------          -------        --------
                                      ------         -------          -------        --------

Weighted average number
   of common shares
   outstanding                     4,296,586       4,345,166        4,293,188       4,332,885
                                  ----------      ----------       ----------      ----------
                                  ----------      ----------       ----------      ----------

Dividends per share                   $  .10          $ .125           $  .30          $ .375
                                      ------         -------          -------        --------
                                      ------         -------          -------        --------


The accompanying notes are an integral part of these consolidated financial statements.

                 Boston Acoustics, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows
                               (Unaudited)


                                                      Nine Months Ended
                                                      -----------------
                                            December 24, 1994       December 30, 1995
                                            -----------------       -----------------


Cash flows from operating activities:
   Net income                                   $ 4,453,746          $ 5,374,544
 Adjustments to reconcile net income
     to net cash provided by operating
     activities-
   Depreciation and amortization                    731,153              745,820
Changes in assets and liabilities-
   Accounts receivable                           (1,777,753)          (1,281,866)
   Inventories                                   (1,776,570)            (193,391)
     Prepaid expenses                              (304,719)             (48,498)
     Accounts payable                             1,048,711              292,299
     Accrued expenses                               161,638              (21,863)
     Accrued income taxes                          (162,132)            (270,125)
                                                 ----------           ----------
     Net cash provided by
      operating activities                        2,374,074            4,596,920
                                                 ----------           ----------

Cash flows from investing activities:
   Net additions to property and equipment         (959,023)          (6,257,852)
   Decrease (increase) in investments            (1,974,528)           3,911,676
   Increase in other assets                        (134,893)             (26,371)
                                                 ----------           ----------

   Net cash used in investing activities         (3,068,444)          (2,372,547)
                                                 ----------           ----------

Cash flows from financing activities:
   Dividends paid                                (1,286,371)          (1,622,827)
   Exercise of stock options                        115,175              234,426
                                                 ----------           ----------
   Net cash used in financing activities         (1,171,196)          (1,388,401)
                                                 ----------           ----------

Increase (decrease) in cash and cash
   equivalents                                   (1,865,566)             835,972

Cash and cash equivalents, beginning
     of period                                    5,099,151            3,570,790
                                                 ----------           ----------
Cash and cash equivalents, end of
     period                                     $ 3,233,585          $ 4,406,762
                                                 ----------           ----------
                                                 ----------           ----------
 Items not affecting cash flows:
     Dividends payable                          $   430,100          $   546,617
                                                 ----------           ----------
                                                 ----------           ----------
 Supplemental Disclosure:
     Cash paid for income taxes                 $ 2,667,132          $ 2,858,125
                                                 ----------           ----------
                                                 ----------           ----------



The accompanying notes are an integral part of these consolidated financial statements.

                 Boston Acoustics, Inc. and Subsidiaries
          Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and nine-month periods ended December 30, 1995 are not necessarily indicative of results to be expected for the full fiscal year.

(2)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                     March 25, 1995     December 30,1995

   Raw materials and work-in process   $5,288,966           $5,832,177
   Finished goods                       3,437,978            3,088,158
                                      -----------          -----------
                                       $8,726,944           $8,920,335
                                      -----------          -----------
                                      -----------          -----------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month and nine-month periods ended December 24, 1994 and December 30, 1995 expressed as percentages of net sales.

                              Three Months Ended         Nine Months Ended
                              ------------------         -----------------
                        December 24,   December 30,   December 24,   December 30,
                           1994           1995           1994            1995
                        ------------   ------------   ------------   ------------


Net sales                100.0%           100.0%         100.0%         100.0%

Cost of goods sold        55.6             57.2           55.5           56.6
                         -----            -----          -----          -----

  Gross profit            44.4             42.8           44.5           43.4
                         -----            -----          -----          -----

Selling and marketing
     expenses             12.4             11.5           12.7           12.2

General & administrative
     expenses              5.1              4.8            5.8            5.1

Engineering & development
     expenses              4.2              4.8            4.8            5.1
                         -----            -----          -----           -----
                          21.7             21.1           23.3           22.4
                         -----            -----          -----           -----

Income from operations    22.7             21.7           21.2           21.0

Interest income            1.4              1.5            1.9            1.7
                         -----            -----          -----           -----

Income before provision
   for income taxes       24.1             23.2           23.1           22.7

Provision for income
   taxes                   8.7              7.6            8.3            7.4
                         -----            -----          -----           -----

 Net income               15.4%            15.6%          14.8%          15.3%
                         -----            -----          -----          -----
                         -----            -----          -----          -----



Net sales increased 12 percent, from approximately $12,126,000 during the third quarter of fiscal 1995 to approximately $13,558,000 during the third quarter of fiscal 1996. For the nine months ended
December 30, 1995 net sales increased 16% from approximately $30,164,000 to approximately $35,068,000. The third quarter of fiscal 1996 covers 14 weeks of sales and earnings compared to 13 weeks for the third quarter of fiscal 1995. During the quarter, the Company introduced two new Lynnfield VR Series of products. Shipments of the VR10 center channel and the VR2000 powered subwoofer, with suggested retail prices of $300 and $1200, respectively, began in November 1995. In addition, sales increases in the home and automotive loudspeaker categories, both domestically and to international distributors, contributed to the overall sales increase during the three-month and nine-month periods ended December 30, 1995.

The Company's gross margin for the three-month and nine-month periods ended December 30, 1995 decreased as a percentage of net sales due primarily to a shift in the sales mix to loudspeaker models with slightly lower margins, as well as to increased labor and related expenses and costs associated with temporary additional offsite warehousing.

Total operating expenses increased in absolute dollars but decreased as a percentage of net sales during both the three-month and nine-month periods ended December 30, 1995 as compared to the corresponding periods in fiscal 1995. Selling and marketing expenses have decreased as a percentage of net sales primarily due to lower advertising and literature expenditures as compared to the corresponding three-month and nine-month periods in the preceding fiscal year. General and administrative expenses have remained relatively stable in absolute dollars and as a result have decreased as a percentage of net sales for both the three-month and nine-month periods ended December 30, 1995. Engineering and development expenses as a percentage of net sales and in absolute dollars have increased primarily due to increased salaries and benefits relating to additional personnel, as well as increases in the cost of materials and supplies relating to new product development.

Interest income has decreased as a percentage of net sales for the nine-month period ended December 30, 1995 due primarily to long-term investments maturing and designated for capital expenditures during fiscal 1996.

The Company's effective income tax rate decreased from 36% for both the three-month and nine-month periods ended December 24, 1994 to approximately 32.7% for the three-month and 32.5% for the nine-month period ended December 30, 1995, primarily due to a lower effective state tax rate resulting from the favorable tax treatment afforded the Company's foreign sales corporation and Massachusetts securities corporation, as well as to tax credits relating to capital expenditures.

Net income for the third quarter increased 13% from approximately
$1,873,000 in fiscal 1995 to $2,120,000 in fiscal 1996 while earnings per share increased 11% from $.44 to $.49 per share. Net income for the nine-month period ended December 30, 1995 increased 21% from approximately $4,454,000 in fiscal 1995 to approximately $5,375,000 in fiscal 1996, while earnings per share for the nine-month period increased 19% from $1.04 to $1.24 per share.

Liquidity and Capital Resources

During the first nine months of fiscal 1996, the Company financed its growth with cash generated by operations. As of December 30, 1995 the Company's working capital was approximately $27,382,000. The Company's cash and cash equivalents were approximately $4,407,000, short-term investments were approximately $7,237,000, and long-term investments were approximately $2,292,000. The Company also has a $1,500,000 unsecured bank line of credit. The Company has had no borrowings under any line of credit since December 1985.

During 1995, the Company purchased two adjacent parcels of land for approximately $1.2 million. In April 1995, the Company purchased a third adjacent parcel of land for approximately $255,000. The Company has begun construction of its new manufacturing and office facility on this land. A total of $6 million of working capital is expected to be used to construct this facility with approximately $4.7 million used since construction began in June 1995. Full occupancy is expected by the end of fiscal 1996.

The Company believes that its resources are adequate to meet its requirements for working capital and capital expenditures through the next twelve months.

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

Item 5. Other Information
        -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a) Exhibits required by Item 601 of Regulation S-K

           Exhibit 27. - Financial Data Schedule

        b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended December 30, 1995.

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



                                          Boston Acoustics, Inc.
                                          ----------------------
                                          Registrant






Date:  February 2, 1996                   By: /s/ Francis L. Reed
                                              -------------------
                                              Francis L. Reed
                                              Director, Chief Executive
                                              Officer and Treasurer
                                              (Principal Financial
                                              Officer)





Date:  February 2, 1996                   By: /s/ Andrew G. Kotsatos
                                              ----------------------
                                              Andrew G. Kotsatos
                                              Director, President and
                                              Assistant Clerk