Form 10-K
period 1996-03-30
BOSTON ACOUSTICS INC
filed 1996-06-28
CIK 805268

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                ----------------
                                    FORM 10-K

(MARK ONE)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                      FOR THE FISCAL YEAR ENDED MARCH 30, 1996
                                       OR
               [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NO. 33-9875

                               -----------------------
                                BOSTON ACOUSTICS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MASSACHUSETTS                                           04-2662473
(STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
   OF INCORPORATION OR                                  IDENTIFICATION NO.)
     ORGANIZATION)

300 JUBILEE DRIVE
PEABODY, MASSACHUSETTS                                  01960
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

                                     (508) 538-5000
                  (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                 6,000,000 shares of Common Stock ($.01 Par Value)
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes [X]          No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $50,999,970 as of June 14, 1996.

There were 4,364,301 shares of Common Stock issued and outstanding as of June
14, 1996.
- --------------------------------------------------------------------------------
                   DOCUMENTS INCORPORATED BY REFERENCE

(1) Registrant's Annual Report to Stockholders for the fiscal year ended March 30, 1996 (Items 5, 6, 7, 8 and 14 (a)(1))
(2) Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on August 13, 1996 (Items 10, 11, 12 and 13)

                         BOSTON ACOUSTICS, INC.

Securities and Exchange Commission
  Item Number and Description                                         Page
- -----------------------------------                                   ----

                                 PART I

ITEM  1.     Business                                                    1

ITEM  2.     Properties                                                  7

ITEM  3.     Legal Proceedings                                           7

ITEM  4.     Submission of Matters to a Vote of Security Holders         7

                                PART II

ITEM  5.     Market for Registrant's Common Equity
             and Related Stockholder Matters                             8

ITEM  6.     Selected Financial Data                                     8

ITEM  7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8

ITEM  8.     Financial Statements and Supplementary Data                 8

ITEM  9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                         8

                                PART III

ITEM  10.    Directors and Executive Officers of the Registrant          9

ITEM  11.    Executive Compensation                                      9

ITEM  12.    Security Ownership of Certain Beneficial
             Owners and Management                                       9

ITEM  13.    Certain Relationships and Related Transactions              9

                                PART IV

ITEM  14.    Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                        10

SIGNATURES                                                              12

INDEX TO FINANCIAL STATEMENT SCHEDULES                                 F-1

Inasmuch as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the registrant's best good faith estimate for purposes of this annual report on Form 10-K, and the registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon $23.00, the price at which the Common Stock was last sold on June 14, 1996 as reported by The Nasdaq Stock Market. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant's Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

                                   PART I



ITEM 1. BUSINESS


Boston Acoustics, Inc. ("the Company") engineers, manufactures and markets moderately-priced, high-quality loudspeaker systems for use in home audio and video entertainment systems and in after-market automotive audio systems.
The Company believes that its products deliver better sound quality than other comparably priced loudspeaker systems. Most of the Company's products are assembled by the Company from purchased components, although certain automotive speakers are manufactured by others according to Company specifications. All of the Company's products and subassemblies, including those supplied by outside sources, have been designed by the Company's engineering department. Boston Acoustics' speakers are marketed nationwide through selected audio and audio-video specialty dealers and through distributors in certain foreign countries.

The Company was organized as a Massachusetts corporation in 1979 by Francis
L. Reed and Andrew G. Kotsatos. Its principal executive offices and manufacturing facilities are located at 300 Jubilee Drive, Peabody, Massachusetts.

PRODUCTS

The Company operates in one business industry segment and has four distinct product lines as discussed below.

The Home Loudspeaker line consists of five bookshelf models currently ranging in price from $150 to $420 per pair, three floor-standing systems currently priced from $550 to $1400 per pair, two three-piece subwoofer/satellite systems currently priced at $500 and $750 per system, and three powered subwoofers priced at $400, $600 and $1200. Additional products for the home theater market include four different center-channel speakers currently ranging in price from $130 to $400 each. The Company also produces magnetically shielded versions of several models and produces three indoor/outdoor speaker systems (Voyager-Registered Trademark-, Runabout-Registered Trademark- I, and Runabout-Registered Trademark- II) currently priced from $200 to $400 per pair. The Company also produces a complete THX-Registered Trademark- Home Theater speaker system priced at $2,400.

The Lynnfield Series is a line of premium performance home loudspeaker systems consisting of three models. The first two models, the 300LII and the 500LII were originally introduced during fiscal 1993, while the 400L was introduced during fiscal 1994. The three models are currently priced from $1,800 to $5,000 per pair dependent on the size and finish.

The Designer Series line is a collection of speaker systems engineered for flush mounting in the walls or ceilings of homes, businesses and recreational vehicles. There are six models in the Designer Series line with prices currently ranging from $130 to $500 per pair.

The Company has 30 models of automotive speakers with prices currently ranging from $60 to $650 per pair. The automotive line includes high-quality full-range replacement speakers, sophisticated component systems, and subwoofers. The component systems permit flexible speaker placement and provide sound rivaling that of fine home speakers. The automotive line includes the CX Series, the 700 Series of plate speakers, the Boston Rally-TM- RC Series of component speakers, the Boston Rally-TM- RX Coaxial Series, the Boston Rally-TM- RS Subwoofers, and the premium performance ProSeries Speaker Systems.

NEW PRODUCTS

During fiscal 1996 the Company added a number of new products, described below, to supplement or replace those products which have matured, to increase penetration of current markets, and to gain footholds in new markets.

During fiscal 1996 the Company introduced additional home theater components to the successful Lynnfield VR line of products, including the VR10 center channel, VRS Pro diffuse-field surrounds, and the VR2000 powered subwoofer, with suggested retail prices of $300, $500, and $1200 respectively.

During fiscal 1996 the Company supplemented its Compact Reference (CR) Series with the CR2 center channel at $200 and the CR400 powered subwoofer at $400.

The Company also introduced the Boston Rally-TM- RS subwoofers in fiscal 1996 with six models priced from $200 to $260 per pair. Boston Rally subwoofers are designed to play loud and low in compact enclosures.

The Company introduced a new line of water-resistant Designer Series in-wall speakers. The 351, 361 and 381 replace the 350, 360II and 380, and are priced at $300, $400, and $500 per pair, respectively.

ENGINEERING AND DEVELOPMENT

The Company's engineering and development department is actively engaged in the development of new products and manufacturing processes, the improvement of existing products and the research of new materials for use in the Company's products. The Company has designed all of its products and subassemblies, including those supplied by outside sources.

The Company's engineering and development staff includes 31 full-time employees and one outside consultant. During fiscal years 1996, 1995 and 1994 the Company spent approximately $2,497,000, $2,046,000, and $1,734,000, respectively, for engineering and development.

MARKETING

The Company employs 16 salespersons and retains 5 manufacturer's representatives who service the Company's dealer network. Boston Acoustics' loudspeaker systems are distributed in the United States and Canada through approximately 319 selected home dealers (some of whom have multiple outlets) which are typically audio or audio-video specialty retailers. The Company sells its automotive products through approximately 296 dealers located in the United States and Canada including automotive sound specialty retailers and many of the Company's home audio dealers. The Company's Designer Series speakers are sold by many of its home audio dealers. The Company's dealers usually stock and sell a broad variety of audio components including, in most cases, competing loudspeaker lines. The Company seeks dealers who emphasize quality products and who are knowledgeable about home and automotive entertainment products. One dealer accounted for more than 10% of gross sales during fiscal year 1996.

Boston Acoustics' product lines are also exported to dealers in Canada and through exclusive distributors in certain foreign countries, primarily in Western Europe and the Far East. Export sales accounted for approximately 22% of net sales in fiscal 1994, 22% in fiscal 1995, and 20% in fiscal 1996. See also Note 6 to Consolidated Financial Statements incorporated herein by reference, pursuant to Part II, Item 8.

The Company emphasizes the high performance-to-price ratio of its speakers in its advertising and promotion. Boston Acoustics believes that specialty retailers can be effective in introducing retail customers to the high dollar value of the Company's products. The Company directly supports its dealer network with a cooperative advertising program and by providing Company prepared advertisements and detailed product literature. In addition, the Company advertises in national magazines including STEREO REVIEW, AUDIO, CAR AUDIO & ELECTRONICS, CAR STEREO REVIEW, VIDEO, and STEREOPHILE'S GUIDE TO HOME THEATER. During fiscal 1996 the Company spent approximately $1,773,000 (3.8% of net sales) for advertising.

COMPETITION

The Company competes primarily on the basis of performance, price and the strength of its dealer organization.

The market for branded loudspeaker systems is served by many manufacturers, both foreign and domestic. Many products are available over a broad price range, and the market is highly fragmented and competitive. The Company distributes its products primarily through specialty retailers where it competes directly for space with other branded speaker manufacturers. Loudspeaker systems produced by many of the Company's competitors can be purchased by consumers through mass merchandisers, department stores, mail-order merchants, and catalogue showrooms. The Company believes it is more advantageous to distribute through specialty retailers who provide sales support and service to consumers.

Boston Acoustics competes with a substantial number of branded speaker manufacturers, including Bose Corporation, Infinity and JBL (divisions of Harman International Industries), Advent (division of International Jensen, Inc.), Polk Audio, Inc., and Klipsch and Associates, Inc. Some of these competitors have greater technical and financial resources than the Company and may have broader brand recognition than Boston Acoustics.

In addition to competition from branded loudspeaker manufacturers, the Company's products compete indirectly with single name "rack systems". Rack systems contain all the various components needed to form an audio system, and are sold by Sony, Pioneer, Technics, Yamaha and many others. Rack systems are generally sold through mass merchandisers and department stores, although many of the Company's dealers also sell rack systems.

MANUFACTURING AND SUPPLIERS

Most of the Company's products are assembled by the Company from components specially fabricated for the Company, although certain automotive speakers are manufactured by others according to Company specifications.

The Company purchases materials and component parts from approximately 121 suppliers located in the United States, Canada, Western Europe and the Far East. Although Boston Acoustics relies on single suppliers for certain parts, the Company could, if necessary, develop multiple sources of supply for these parts. The Company does not have long-term or exclusive purchase commitments nor does the Company have written agreements with any of its inventory suppliers. No supplier accounted for more than 10% of the Company's purchases during fiscal year 1996.

SEASONALITY AND CONSUMER DISCRETION

The home and automotive audio markets are both somewhat seasonal, with a majority of home speaker retail sales normally occurring in the period October through March and a majority of automotive speaker retail sales normally occurring in the period April through October.

The Company's sales and earnings can also be affected by changes in the general economy since purchases of home entertainment and automotive audio products, including loudspeakers, are discretionary for consumers.

PATENTS AND TRADEMARKS

Boston Acoustics holds two United States patents which relate to certain automotive speaker assemblies and cabinet design. The Company also has several registered trademarks including Boston-Registered Trademark-, Boston Acoustics-Registered Trademark-, Varimount-Registered Trademark-, Magnaguard-Registered Trademark-, PowerVent-Registered Trademark-, Tempo-Registered Trademark-, Voyager-Registered Trademark-, and Runabout-Registered Trademark-. The Company believes that its growth, competitive position and success in the marketplace are more dependent on its technical and marketing skills and expertise than upon the ownership of patent and trademark rights. There can be no assurance that any patent or trademark would ultimately be proven valid if challenged.

BACKLOG

The Company currently has no significant backlog. The Company's policy is to maintain sufficient inventories of finished goods to fill all orders within two business days of receipt.

WARRANTIES

Boston Acoustics warrants its home speakers to be free from defects in materials and workmanship for a period of five years, its Designer Series speakers for a period of one year and its automotive speakers for one year. Warranty costs during fiscal 1996 were not significant.

EMPLOYEES

As of June 14, 1996, the Company had 212 full-time employees who were engaged as follows: 135 in production and materials management; 31 in engineering and development; 29 in marketing and sales support; and 17 in administration.

None of the Company's employees are represented by a collective bargaining agreement and the Company believes that its relations with its employees are satisfactory.

PENDING ACQUISITION

The Company has signed a letter of intent to purchase the business of Snell Acoustics, Inc., a Massachusetts based manufacturer of home entertainment loudspeaker systems. This purchase is currently scheduled to close in late June 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

There is incorporated herein by reference the information concerning Francis
L. Reed, who is Chairman of the Board, Chief Executive Officer and Treasurer of the Company, and Andrew G. Kotsatos, who is President and Assistant Clerk of the Company, from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 13, 1996, under the headings "Proposal No. 1 -- Election of Directors", "Board of Directors", and "Certain Transactions and Relationships". Information concerning the Company's other executive officers as of June 14, 1996 is set forth below.

Name                     Age       Title
- ----                     ---       -----

Robert A. Clark           64        Vice President - Manufacturing
Ira S. Friedman           36        Vice President - Marketing
Moses A. Gabbay           51        Vice President - Engineering
Paul F. Reed              32        Vice President - Administrative Services
Debra A. Ricker-Rosato    40        Vice President - Finance
Robert L. Spaner          35        Vice President - Sales

Robert A. Clark has served as Vice President - Manufacturing since August 1994. He joined the Company in 1987 as a manufacturing engineer. In 1993 he became Director of Manufacturing. Mr. Clark previously held positions with other audio manufacturers, including Precision Loudspeakers, Inc., Peerless Audio Manufacturing and Bose Corporation. His last position at Precision Loudspeakers, Inc. was Vice President - Manufacturing. He holds a B.A. in Engineering and Manufacturing from Northeastern University.

Ira S. Friedman has served as Vice President - Marketing since February 1991. He joined the Company in 1989 as Director of Marketing. In 1990 he became Director of Marketing and Sales. Mr. Friedman was previously a marketing consultant for various advertising agencies, including Vector Research and Celltronics. He holds an MBA degree from Harvard Business School.

Moses A. Gabbay has been Vice President - Engineering since joining the Company in 1981. Mr. Gabbay was previously Director of Engineering at Avid Corporation and an acoustic engineer for Teledyne Acoustic Research.

Paul F. Reed was named Vice President - Administrative Services in May 1993. He has been with the Company since its inception in 1979. From production and shipping, Mr. Reed moved to sales in 1986 and, in 1989, became a Regional Sales Manager. He was named Director of Administrative Services in 1990.

Debra A. Ricker-Rosato was named Vice President - Finance in May 1993. Prior to joining the Company in October 1986 as Controller, Ms. Ricker-Rosato was employed by Babco-Textron from 1975, a manufacturer of small aircraft engine components. Her last position with Babco-Textron was that of Assistant Controller. She holds an MSF degree from Bentley College.

Robert L. Spaner was named Vice President - Sales in May 1993. He joined the Company in 1987 as a regional sales manager. In 1990 he became National Sales Manager. Mr. Spaner was formerly employed by Kloss Video as Western Regional Manager and worked six years in retail sales at Tweeter, Etc.

Each executive officer is elected for a term scheduled to expire at the meeting of Directors following the Annual Meeting of Stockholders or until a successor is duly chosen and qualified. There are no arrangements or understandings pursuant to which any executive officer was or is to be selected for election or reelection. There are no family relationships among any Directors or executive officers, except that Francis L. Reed, a Director and executive officer, and Dorothea T. Reed, a former Director, are husband and wife, and Paul F. Reed, an executive officer, and Lisa M. Reed, a director, are the son and daughter of Mr. and Mrs. Reed.


ITEM 2. PROPERTIES

During fiscal 1995 and 1996, the Company purchased a total of three parcels of land totaling 11 acres for approximately $1.4 million. This land was used to construct the Company's new principal executive offices and manufacturing facilities at 300 Jubilee Drive, Peabody, Massachusetts. Construction of the 150,000 square foot building began in June 1995 with occupancy taking place in February 1996.

Prior to February 1996, the Company leased all of the real properties used in its business. The Company had leased its principal executive offices and manufacturing facilities at 70 Broadway, Lynnfield, Massachusetts. The 102,400 square foot building was leased from an unrelated party under an operating lease which expired in April 1996.


ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings affecting the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 1996.

                                    PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The information required by this item is incorporated by reference to the section entitled "Stock Market Activity" on page 12 in the Registrant's 1996 Annual Report to Stockholders, which is filed herewith as Exhibit 13.


ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" on page 11 in the Registrant's 1996 Annual Report to Stockholders, which is filed herewith as Exhibit 13.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 and 5 in the Registrant's 1996 Annual Report to Stockholders, which is filed herewith as Exhibit 13.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements at March 30, 1996 and notes thereto on pages 6 through 10 in the Registrant's 1996 Annual Report to Stockholders, which is filed herewith as Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b), the information required by this item concerning executive officers, including certain information incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 13, 1996 concerning Francis L. Reed, who is the Chairman of the Board, Treasurer and Chief Executive Officer of the Company, and Andrew G. Kotsatos, who is President and Assistant Clerk of the Company, is set forth in Part I, Item 1, hereof, under the heading "Executive Officers of the Registrant" and information concerning Directors, including Messrs. Reed and Kotsatos, is incorporated by reference to the sections entitled "Proposal No. 1 -- Election of Directors", "Compensation Interlocks and Insider Participation" and "Board of Directors" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 13, 1996.

There is incorporated herein by reference to the discussion under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 13, 1996 the information with respect to delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 13, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by this item is incorporated by reference to the section entitled "Principal and Management Stockholders" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 13, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Transactions" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 13, 1996.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K.

(a) The following documents are included as part of this report:

     (1) FINANCIAL STATEMENTS

     The following consolidated financial statements are incorporated by reference to the Registrant's 1996 Annual Report to Stockholders:

      Report of Independent Public Accountants.

      Consolidated Balance Sheets as of March 30, 1996 and March 25, 1995.

      Consolidated Statements of Income for the three years ended March 30, 1996.

      Consolidated Statements of Shareholders' Equity for the three years ended March 30, 1996.

      Consolidated Statements of Cash Flows for the three years ended March 30, 1996.

      Notes to Consolidated Financial Statements.

     (2) FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedules are filed as part of this report and should be read in conjunction with the consolidated financial statements:

     Report of Independent Public Accountants on Schedules

     Schedule II -- Valuation and Qualifying Accounts


     Other financial schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or notes thereto.

     (3) LISTING OF EXHIBITS

          EXHIBITS

     3.A.   - Articles of Organization (1)
     3.B.   - Amendment to Articles of Organization (1)
     3.C.   - Second Amendment to Articles of Organization (1)
     3.D.   - Bylaws (1)
     4.A.   - Specimen Share Certificate (1)
     10.B.+ - 1986 Incentive Stock Option Plan adopted by Boston
              Acoustics, Inc. on October 15, 1986, as amended (2)
     10.C.  - Lease between Boston Acoustics, Inc. and Newburyport
              Turnpike Associates Limited Partnership dated August
              24, 1988 relating to office and manufacturing
              facilities (3)
     10.D.  - First Amendment between Boston Acoustics, Inc. and
              Newburyport Turnpike Associates Limited Partnership
              dated March 23, 1994 relating to office and manufacturing facilities (4)
     13.*   - 1996 Annual Report to Shareholders
     21.*   - Subsidiaries of the Registrant
     23.1*  - Consent of Independent Public Accountants
     27.*   - Financial Data Schedule
     99.*   - "Safe Harbor" Statement under Private Securities Litigation Reform
              Act of 1995

* Indicates an exhibit which is filed herewith.
+ Indicates an exhibit which constitutes an executive compensation plan.
________________

(1) Incorporated by reference to the similarly numbered exhibits in Part II of File No. 33-9875.

(2) Incorporated by reference to the similarly numbered exhibit in Item 14 of the Company's Annual Report on Form 10-K for the year ended March 27, 1993.

(3) Incorporated by reference to the similarly numbered exhibit in Item 14 of the Company's Annual Report on Form 10-K for the year ended March 25, 1989.

(4) Incorporated by reference to the similarly numbered exhibit in Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended March 26, 1994.

(b)   REPORTS ON FORM 8-K:

No reports on Form 8-K were filed by the Registrant during the last quarter covered by this report, and no other such reports were filed subsequent to March 30, 1996 through the date of this report.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on the 14th day of June 1996.

                                       BOSTON ACOUSTICS, INC.
                                            (Registrant)



                                       BY:  s/Francis L. Reed
                                             ____________________________
                                             Francis L. Reed
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                       Capacities                         Date



/s/Francis L. Reed
_______________________          Director, Chief Executive          6/14/96
Francis L. Reed                  Officer and Treasurer              _________
                                 (Principal Executive Officer,
                                 Principal Financial Officer and
                                 Principal Accounting Officer)

/s/Andrew G. Kotsatos
______________________           Director, President                6/14/96
Andrew G. Kotsatos               Assistant Clerk                    _________



_______________________          Director                           _________
Fred E. Faulkner, Jr.



_____________________            Director                          __________
John G. Markos



/s/Lisa M. Reed
_______________________          Director                          6/14/96
Lisa M. Reed                                                       __________

                     BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

                                INDEX TO SCHEDULE



Report of Independent Public Accountants on Schedule

Schedule II - Valuation and Qualifying Accounts

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Boston Acoustics, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Boston Acoustics, Inc. and subsidiaries' annual report to shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated May 10, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.



Boston, Massachusetts
May 10, 1996

                   BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS


                                                 ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                   ----------------------------------------------------------
                                     BALANCE,               CHARGED TO
                                   BEGINNING OF              COSTS AND                                    BALANCE,
                                      YEAR                    EXPENSES           DEDUCTIONS (1)         END OF YEAR
For the fiscal years ended:

March 30, 1996                     $  207,000              $  134,000            $   34,000             $  307,000
                                   ----------              ----------            ----------             ----------

March 25, 1995                     $  173,000              $  104,000            $   70,000             $  207,000
                                   ----------              ----------            ----------             ----------

March 26, 1994                     $  146,000              $  151,000            $  124,000             $  173,000
                                   ----------              ----------            ----------             ----------

(1)  AMOUNTS DEEMED UNCOLLECTIBLE AND RECOVERIES OF PREVIOUSLY RESERVED
     AMOUNTS.