Form 10-Q
period 1996-06-30
BOSTON ACOUSTICS INC
filed 1996-08-13
CIK 805268

- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                   ----------------
                                      FORM 10-Q

(MARK ONE)
               /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996
                                          OR
                 / / TRANSITION REPORT PURSUANT SECTION 13 OR 15 (D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM       TO
                                                  ------   ------
COMMISSION FILE NO. 33-9875

                                    --------------
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

                                             Yes /X/            No / /

There were 4,408,701 shares of Common Stock issued and outstanding as of August 5, 1996.
- -------------------------------------------------------------------------------

                                Boston Acoustics, Inc.

                                        INDEX

                                                                          Page

Part I:  Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheets (Unaudited)-
              March 30, 1996 and June 29, 1996                             4

              Consolidated Statements of Income (Unaudited)-
              Three months ended June 24, 1995 and June 29, 1996           6

              Consolidated Statements of Cash Flows (Unaudited)-
              Three months ended June 24, 1995 and  June 29, 1996          7

              Notes to Unaudited Consolidated Financial Statements         8

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    9


Part II:   Other Information

              Items 1 through 6                                           11

              Signatures                                                  12

                            PART I:  FINANCIAL INFORMATION

                            Item 1:  Financial Statements

                       Boston Acoustics, Inc. and Subsidiaries
                             Consolidated Balance Sheets
                                     (Unaudited)


                                        ASSETS


                                               March 30, 1996    June 29, 1996
                                               --------------    -------------
Current Assets:

     Cash and cash equivalents                    $ 4,702,299      $ 3,170,091
     Short-term investments                         6,678,735        4,924,005
     Accounts receivable, net of allowance
      for doubtful accounts of approximately
      $307,000 and $296,000 respectively            8,401,038        8,356,465
     Inventories                                    8,458,593        9,282,797
     Deferred income taxes                            730,000          730,000
     Prepaid expenses                                 343,066          451,002
                                                  -----------      -----------

        Total current assets                       29,313,731       26,914,360
                                                  -----------      -----------

Property and Equipment, at cost:

     Land                                           1,433,365        1,433,365
     Building                                       6,762,323        6,855,456
     Machinery and equipment                        6,344,220        6,900,238
     Office equipment and furniture                 1,448,950        1,543,701
     Motor vehicles                                   373,177          373,177
                                                  -----------      -----------
                                                   16,362,035       17,105,937
     Less-accumulated depreciation
      and amortization                              5,665,178        6,010,210
                                                  -----------      -----------
                                                   10,696,857       11,095,727
                                                  -----------      -----------

Other Assets:

     Long-term investment securities, at cost       2,305,992        3,146,827
     Other assets                                     807,012        2,637,448
                                                  -----------      -----------

        Total other assets                          3,113,004        5,784,275
                                                  -----------      -----------

                                                  $43,123,592      $43,794,362
                                                  -----------      -----------


The accompanying notes are an integral part of these consolidated financial statements.

                       Boston Acoustics, Inc. and Subsidiaries
                             Consolidated Balance Sheets
                                     (Unaudited)


                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                March 30, 1996    June 29, 1996
                                                --------------    -------------
Current Liabilities:


Accounts payable                               $    1,167,933    $   1,483,842
Accrued payroll and payroll-
     related expenses                               1,078,186          863,582
Dividends payable                                     551,088          545,538
Other accrued expenses                                350,031          648,346
Accrued income taxes                                   83,617          520,060
                                                  -----------      -----------

     Total current liabilities                      3,230,855        4,061,368
                                                  -----------      -----------

Commitments

Shareholders' Equity:

Common stock, $.01 par value
     Authorized -- 6,000,000 shares
     Issued -- 4,602,621 at
       March 30, 1996 and
       June 29, 1996                                   46,026           46,026
Additional paid-in capital                          4,966,918        4,966,918
Retained earnings                                  34,963,583       35,737,390
                                                  -----------      -----------
                                                   39,976,527       40,750,334

Less--Treasury stock, 193,920 shares
     at March 30, 1996 and 238,320 shares
     at June 29, 1996                                  83,790        1,017,340
                                                  -----------      -----------
        Total shareholders' equity                 39,892,737       39,732,994
                                                  -----------      -----------

                                                  $43,123,592      $43,794,362
                                                  -----------      -----------
                                                  -----------      -----------

The accompanying notes are an integral part of these consolidated financial statement.

                       Boston Acoustics, Inc. and Subsidiaries
                          Consolidated Statements of Income
                                     (Unaudited)


                                                      Three Months Ended
                                                      ------------------
                                                June 24, 1995     June 29, 1996
                                                --------------    -------------


Net sales                                         $ 9,861,841     $ 11,051,857

Cost of goods sold                                  5,488,406        6,276,741
                                                  -----------      -----------

     Gross profit                                   4,373,435        4,775,116
                                                  -----------      -----------

Selling and marketing expenses                      1,307,659        1,570,072

General and administrative expenses                   541,270          584,217

Engineering and development expenses                  578,094          732,092
                                                  -----------      -----------

     Total expenses                                 2,427,023        2,886,381
                                                  -----------      -----------

     Income from operations                         1,946,412        1,888,735

Interest income, net                                  206,581          141,610
                                                  -----------      -----------

     Income before provision
       for income taxes                             2,152,993        2,030,345

Provision for income taxes                            689,000          711,000
                                                  -----------      -----------

     Net income                                   $ 1,463,993      $ 1,319,345
                                                  -----------      -----------
                                                  -----------      -----------

Net income per common share                       $       .34      $       .30
                                                  -----------      -----------
                                                  -----------      -----------
Weighted average number of common
     shares outstanding                             4,325,061        4,398,481
                                                  -----------      -----------
                                                  -----------      -----------

Dividends per share                               $      .125      $      .125
                                                  -----------      -----------
                                                  -----------      -----------

The accompanying notes are an integral part of these consolidated financial statements.

                       Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows
                                     (Unaudited)


                                                      Three Months Ended
                                                      ------------------
                                                June 24, 1995     June 29, 1996
                                                --------------    -------------
Cash flows from operating activities:
     Net income                                   $ 1,463,993      $ 1,319,345
Adjustments to reconcile net income
         to net cash provided by operating
         activities-
     Depreciation and amortization                    237,304          345,032
Changes in assets and liabilities, net of acquisition
         of Snell Acoustics-
     Accounts receivable                              (56,303)         397,527
     Inventories                                     (678,774)        (282,087)
     Prepaid expenses                                (245,672)           4,364
     Accounts payable                                 148,401           90,236
     Accrued expenses                                  50,989         (180,921)
     Accrued income taxes                              98,875          436,443
                                                 ------------     ------------
     Net cash provided by
         operating activities                       1,018,813        2,129,939
                                                 ------------     ------------

Cash flows from investing activities:
     Acquisition of Snell Acoustics                       ---       (2,564,749)
     Purchases of property and equipment, net        (618,293)        (515,636)
     Purchase of investments                       (1,968,679)      (1,445,684)
     Proceeds from sale and maturity of investments 1,980,229        2,359,579
     Decrease (increase) in other assets                   74          (11,019)
                                                 ------------     ------------
     Net cash used in investing
         activities                                  (606,669)      (2,177,509)
                                                 ------------     ------------

Cash flows from financing activities:
     Dividends paid                                  (540,550)        (551,088)
     Purchase of common stock for treasury                ---         (933,550)
     Exercise of stock options                         20,413              ---
                                                 ------------     ------------
     Net cash used in financing
         activities                                  (520,137)      (1,484,638)
                                                 ------------     ------------

Decrease in cash and cash equivalents                (107,993)      (1,532,208)

Cash and cash equivalents, beginning
         of period                                  3,570,790        4,702,299
                                                 ------------     ------------
Cash and cash equivalents, end of
         period                                  $  3,462,797     $  3,170,091
                                                 ------------     ------------
                                                 ------------     ------------
Items not affecting cash flows:
     Dividends payable                           $    540,838     $    545,538
                                                 ------------     ------------
                                                 ------------     ------------
Supplemental Disclosure:
     Cash paid for income taxes                  $    590,125     $    250,733
                                                 ------------     ------------
                                                 ------------     ------------


The accompanying notes are an integral part of these consolidated financial statements.

                       Boston Acoustics, Inc. and Subsidiaries
                 Notes to Unaudited Consolidated Financial Statements


(1) Basis of Presentation

       The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three-month period ended June 29, 1996 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K filed on June 28, 1996.

(2) Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:



                                       March 30, 1996      June 29,1996
                                       --------------      ------------
    Raw materials and work-in process    $  4,518,656       $ 4,916,127
    Finished goods                          3,939,937         4,366,670
                                          -----------        ----------

                                         $  8,458,593       $ 9,282,797
                                          -----------        ----------
                                          -----------        ----------

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

(4) Acquisition of Snell Acoustics, Inc.

     Effective June 1, 1996, the Company acquired all of the assets and the business and assumed certain liabilities of Snell Acoustics, Inc. (Snell).
Snell manufactures high-end home loudspeaker systems for the audiophile market at its factory in Haverhill, Massachusetts. The acquisition, which was financed with available cash, was accounted for as a purchase, and the results of operations of Snell have been included in the consolidated operating results since June 1, 1996. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and will be charged to operations over fifteen years. Unaudited pro forma results of operations to reflect the Snell acquisition have not been presented as they are not material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month period ended June 24, 1995 and June 29, 1996 expressed as percentages of net sales.



                                                    Three Months Ended
                                                    ------------------
                                            June 24, 1995        June 29, 1996
                                            -------------        -------------

Net sales                                      100.0%                  100.0%

Cost of goods sold                              55.7                    56.8
                                                ----                    ----

  Gross profit                                  44.3                    43.2
                                                ----                    ----

Selling and marketing expenses                  13.3                    14.2

General & administrative expenses                5.5                     5.3

Engineering & development expenses               5.8                     6.6
                                                ----                    ----
                                                24.6                    26.1
                                                ----                    ----

  Income from operations                        19.7                    17.1

Interest income, net                             2.1                     1.2
                                                ----                    ----

  Income before provision for
   income taxes                                 21.8                    18.3

Provision for income taxes                       7.0                     6.4
                                                ----                    ----

  Net income                                    14.8%                   11.9%
                                                ----                    ----
                                                ----                    ----


Operating results for the three-month period ended June 29, 1996 include the June 1, 1996 acquisition of the business of Snell Acoustics, Inc. a manufacturer of high-end loudspeaker systems.

Net sales increased 12 percent, from approximately $9,862,000 during the first quarter of fiscal 1996 to approximately $11,052,000 during the first quarter of fiscal 1997. Sales increases in the home and automotive loudspeaker categories, both domestically and to international distributors, contributed to the overall sales increase during the three-month period ended June 29, 1996.

The Company's gross margin for the three-month period ended June 29, 1996 decreased as a percentage of net sales from 44.3% to 43.2% due primarily to production inefficiencies as a result of the companies' move in late February 1996 to its new manufacturing facility.

Total operating expenses increased both in absolute dollars and as a percentage of net sales during the three-month period ended June 29, 1996 as compared to the corresponding period in fiscal 1996. Selling and marketing expenses have increased as a percentage of net sales primarily due to increased corporate advertising and literature expenditures as compared to the three-month period ended June 24, 1995. General and administrative expenses have remained relatively stable in absolute dollars and as a result have decreased as a percentage of net sales for the three-month period ended June 29, 1996. Engineering and development expenses as a percentage of net sales and in absolute dollars have increased primarily due to increased salaries and benefits relating to additional engineering personnel, as well as increases in the cost of materials and supplies relating to new product development.

Interest income has decreased both in absolute dollars and as a percentage of net sales for the three-month period ended June 29, 1996 due primarily to the utilization of certain investments for the construction of the Company's new facility during fiscal 1996.

The Company's effective income tax rate increased from 32% for the three-month period ended June 24, 1995 to 35% for the three-month period ended June 29, 1996, primarily as a result of non-recurring tax credits realized in fiscal 1996 in connection with capital expenditures.

Net income for the first quarter of fiscal 1997 decreased 10% from approximately $1,464,000 in fiscal 1996 to $1,319,000 in fiscal 1997 while earnings per share decreased 12% from $.34 to $.30 per share. This decrease was primarily the result of the increase in operating expenses, decrease in interest income and an operating loss of Snell Acoustics which is included in the consolidated results of operations.

Liquidity and Capital Resources

During the first three months of fiscal 1997, the Company financed its growth with cash generated by operations. As of June 29, 1996 the Company's working capital was approximately $22,853,000. The Company's cash and cash equivalents were approximately $3,170,000, short-term investments were approximately $4,924,000, and long-term investments were approximately $3,147,000. The Company's cash and cash equivalents decreased by approximately $3,290,000 as compared to the three-month period ended March 30, 1996 primarily as a result of the acquisition of the business of Snell Acoustics and the purchase of common stock for treasury during the quarter ended June 29, 1996. The Company also has a $1,500,000 unsecured bank line of credit. The Company has had no borrowings under any line of credit since December 1985.

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

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)        Exhibits required by Item 601 of Regulation S-K

                   Exhibit 27. - Financial Data Schedule

         b)        Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended June 29, 1996. Subsequent to the end of the quarter for which this report is filed, the Company filed a report on Form 8-K which reported under Item 5 of Form 8-K the acquisition of the business of Snell Acoustics, Inc. No financial statements were filed in connection with such report on Form 8-K.

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



                                       Boston Acoustics, Inc.
                                       ----------------------
                                       Registrant




Date: August 5, 1996                   By: /s/Francis L. Reed
                                           -------------------
                                              Francis L. Reed
                                              Director, Chief Executive
                                              Officer and Treasurer (Principal
                                              Financial Officer)




Date: August 5, 1996                   By: /s/Andrew G. Kotsatos
                                           -----------------------------
                                              Andrew G. Kotsatos
                                              Director, President and
                                              Assistant Clerk