Form 10-Q/A
period 1996-09-30
BOSTON ACOUSTICS INC
filed 1996-11-12
CIK 805268

_______________________________________________________________________________

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                             -----------
                              FORM 10-Q

(MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996
                                  OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _________ TO _________

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

                                                         Yes [X]          No []

There were 4,408,701 shares of Common Stock issued and outstanding as of November 1, 1996.
_______________________________________________________________________________

                                Boston Acoustics, Inc.

                                        INDEX


                                                                         PAGE

Part I:  Financial Information

  Item 1. Financial Statements

         Consolidated Balance Sheets (Unaudited)-
         March 30, 1996 and September 28, 1996                            4

         Consolidated Statements of Income (Unaudited)-
         Three months and Six months ended September 23, 1995
         and September 28, 1996                                           6

         Consolidated Statements of Cash Flows (Unaudited)-
         Six months ended September 23, 1995 and
         September 28, 1996                                               7

         Notes to Unaudited Consolidated Financial Statements             8

  Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9


Part II:  Other Information

         Items 1 through 6                                                11

         Signatures                                                       12

                            PART I:  FINANCIAL INFORMATION

                            Item 1:  Financial Statements

                       Boston Acoustics, Inc. and Subsidiaries
                             Consolidated Balance Sheets
                                     (Unaudited)


                                        ASSETS


                                                       MARCH 30, 1996   SEPTEMBER 28, 1996
                                                       --------------   ------------------
Current Assets:

Cash and cash equivalents                              $ 4,702,299       $ 2,517,939
    Short-term investments                               6,678,735         4,848,705
    Accounts receivable, net of allowance
      for doubtful accounts of approximately
      $307,000 and $366,000 respectively                 8,401,038         9,102,819
    Inventories                                          8,458,593         9,203,635
    Deferred income taxes                                  730,000           805,000
    Prepaid expenses                                       343,066           398,866
                                                        ------------      ------------

        Total current assets                            29,313,731        26,876,964
                                                        ------------      ------------

Property and Equipment, at cost:

    Land                                                 1,433,365         1,433,365
    Building                                             6,762,323         6,990,387
    Machinery and equipment                              6,344,220         7,149,819
    Office equipment and furniture                       1,448,950         1,571,514
    Motor vehicles                                         373,177           373,177
                                                        ------------      ------------
                                                        16,362,035        17,518,262
    Less-accumulated depreciation
      and amortization                                   5,665,178         6,450,660
                                                        ------------      ------------

                                                        10,696,857        11,067,602
                                                        ------------      ------------

Other Assets:

    Long-term investment securities, at cost             2,305,992         2,016,020
    Other assets                                           807,012         2,679,471
                                                        ------------      ------------

        Total other assets                               3,113,004         4,695,491
                                                        ------------      ------------

                                                       $43,123,592       $42,640,057
                                                        ------------      ------------
                                                        ------------      ------------



The accompanying notes are an integral part of these consolidated financial statements.

                       Boston Acoustics, Inc. and Subsidiaries
                             Consolidated Balance Sheets
                                     (Unaudited)


                         LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     MARCH 30, 1996    SEPTEMBER 28, 1996
                                                     --------------    ------------------
Current Liabilities:

 Accounts payable                                   $    1,167,933     $   1,723,600
 Accrued payroll and payroll-
  related expenses                                       1,078,186         1,117,750
 Dividends payable                                         551,088           534,538
 Other accrued expenses                                    350,031           579,091
 Accrued income taxes                                       83,617            48,774
                                                     --------------     -------------

     Total current liabilities                           3,230,855         4,003,753
                                                     --------------     -------------

Commitments

Shareholders' Equity:

Common stock, $.01 par value
   Authorized -- 6,000,000 shares
   Issued -- 4,602,621 at
     March 30, 1996 and September 28, 1996                  46,026            46,026
Additional paid-in capital                               4,966,918         4,966,918
Retained earnings                                       34,963,583        36,406,075
                                                     --------------     -------------
                                                        39,976,527        41,419,019

Less-Treasury stock, 193,920 shares
   at March 30, 1996 and 326,320 shares
   at September 28, 1996, at cost                           83,790         2,782,715
                                                     --------------     -------------
     Total shareholders' equity                         39,892,737        38,636,304
                                                     --------------     -------------

                                                       $43,123,592       $42,640,057
                                                     --------------     -------------
                                                     --------------     -------------



The accompanying notes are an integral part of these consolidated financial statements.

                       Boston Acoustics, Inc. and Subsidiaries
                          Consolidated Statements of Income
                                     (Unaudited)


                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                                   ------------------               ----------------
                               September 23,  September 28,   September 23,   September 28,
                                   1995           1996            1995             1996
                               -------------  -------------   -------------   -------------
Net sales                     $ 11,647,894   $ 12,199,188     $21,509,735     $23,251,045

Cost of goods sold               6,599,421      7,172,450      12,087,827      13,449,191
                               ------------   ------------    ------------     -----------
   Gross profit                  5,048,473      5,026,738       9,421,908       9,801,854
                               ------------   ------------    ------------     -----------

Selling and
   marketing expenses            1,414,984      1,789,233       2,722,643       3,359,305

General and
   administrative expenses         578,570        727,793       1,119,840       1,312,010

Engineering and
   development expenses            585,620        770,051       1,163,714       1,502,143
                               ------------   ------------    ------------     -----------

   Total expenses                2,579,174      3,287,077       5,006,197       6,173,458
                               ------------   ------------    ------------     -----------

   Income from operations        2,469,299      1,739,661       4,415,711       3,628,396

Interest income, net               190,169        110,561         396,750         252,171
                               ------------   ------------    ------------     -----------

   Income before provision
     for income taxes            2,659,468      1,850,222       4,812,461       3,880,567


Provision for income taxes         869,000        647,000       1,558,000       1,358,000
                               ------------   ------------    ------------     -----------

  Net income                   $ 1,790,468    $ 1,203,222    $  3,254,461     $ 2,522,567
                               ------------   ------------    ------------     -----------
                               ------------   ------------    ------------     -----------

Net income per common share     $       .41    $       .28    $        .75     $       .58
                               ------------   ------------    ------------     -----------
                               ------------   ------------    ------------     -----------


Weighted average number
  of common shares
  outstanding                    4,327,482      4,313,499       4,326,272       4,355,990
                               ------------   ------------    ------------     -----------
                               ------------   ------------    ------------     -----------

Dividends per share             $      .125    $      .125    $        .25     $       .25
                               ------------   ------------    ------------     -----------
                               ------------   ------------    ------------     -----------



The accompanying notes are an integral part of these consolidated financial statements.

                       Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                              SIX MONTHS ENDED
                                                              ----------------
                                                     SEPTEMBER 23, 1995  SEPTEMBER 28, 1996
                                                     ------------------  ------------------
Cash flows from operating activities:
    Net income                                         $ 3,254,461       $ 2,522,567
Adjustments to reconcile net income
      to net cash provided by operating
      activities-
    Depreciation and amortization                          491,196           785,482
Changes in assets and liabilities, net of acquisition
      of Snell Acoustics-
    Accounts receivable                                   (422,134)         (348,827)
    Inventories                                           (501,086)         (202,925)
    Prepaid expenses                                       174,261          ( 18,500)
    Accounts payable                                       656,893           329,994
    Accrued expenses                                       200,048             3,992
    Accrued income taxes                                  (331,125)          (34,843)
                                                       -------------      ------------
    Net cash provided by
      operating activities                               3,522,514         3,036,940
                                                       -------------      ------------

Cash flows from investing activities:
    Acquisition of Snell Acoustics                             ---        (2,602,475)
    Purchase of property and equipment, net             (2,119,611)         (927,961)
    Purchase of investments                             (2,226,279)       (1,854,391)
    Proceeds from sale and maturity of investments       4,247,883         3,974,393
    Increase in other assets                               (23,941)          (15,316)
                                                       -------------      ------------
    Net cash used in investing
      activities                                          (121,948)       (1,425,750)
                                                       -------------      ------------

Cash flows from financing activities:
    Dividends paid                                      (1,081,389)       (1,096,625)
    Purchase of common stock for treasury                      ---        (2,698,925)
    Exercise of stock options                               63,363               ---
                                                       -------------      ------------
    Net cash used in financing
      activities                                        (1,018,026)       (3,795,550)
                                                       -------------      ------------

Increase (decrease) in cash and cash equivalents         2,382,540        (2,184,360)

Cash and cash equivalents, beginning
      of period                                          3,570,790         4,702,299
                                                       -------------      ------------
Cash and cash equivalents, end of
      period                                           $ 5,953,330       $ 2,517,939
                                                       -------------      ------------
                                                       -------------      ------------
Items not affecting cash flows:
    Dividends payable                                  $   541,438       $   534,538
                                                       -------------      ------------
                                                       -------------      ------------
Supplemental Disclosure:
    Cash paid for income taxes                         $ 1,889,125       $ 1,444,020
                                                       -------------      ------------
                                                       -------------      ------------



The accompanying notes are an integral part of these consolidated financial statements.

                       Boston Acoustics, Inc. and Subsidiaries
                 Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

         The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and six-month periods ended September 28, 1996 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included on Form 10-K filed on June 28, 1996 including its Annual Report to Stockholders and other exhibits thereto.

(2)  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                           MARCH 30, 1996      SEPTEMBER 28,1996
                                           --------------      -----------------

    Raw materials and work-in process      $ 4,518,656            $ 6,405,632
    Finished goods                           3,939,937              2,798,003
                                            -----------            -----------
                                           $ 8,458,593            $ 9,203,635
                                            -----------            -----------
                                            -----------            -----------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month and six-month periods ended September 23, 1995 and September 28, 1996 expressed as percentages of net sales.

                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                ------------------              -----------------
                             September 23,    September 28,   September 23,  September 28,
                                  1995             1996          1995            1996
                             -------------    -------------   -------------  -------------
Net sales                          100.0%         100.0%         100.0%         100.0%

Cost of goods sold                  56.7           58.8           56.2           57.8
                                    ----           ----           ----           ----

  Gross profit                      43.3           41.2           43.8           42.2
                                    ----           ----           ----           ----

Selling and marketing
expenses                            12.1           14.6           12.7           14.5

General & administrative
expenses                             5.0            6.0            5.2            5.6

Engineering & development
expenses                             5.0            6.3            5.4            6.5
                                     ----          ----           ----           ----
                                    22.1           26.9           23.3           26.6
                                    ----           ----           ----           ----

  Income from operations            21.2           14.3           20.5           15.6

Interest income, net                 1.6            0.9            1.8            1.1
                                    ----           ----           ----           ----

  Income before provision for
   income taxes                     22.8           15.2           22.3           16.7

Provision for income taxes           7.5            5.3            7.2            5.9
                                    ----           ----           ----           ----

Net income                          15.3%           9.9%          15.1%          10.8%
                                    ----            ----          ----           ----
                                    ----            ----          ----           ----



Net sales increased 5 percent, from approximately $11,648,000 during the second quarter of fiscal 1996 to approximately $12,199,000 during the second quarter of fiscal 1997. For the six months ended September 28, 1996 net sales increased approximately 8% from $21,510,000 to approximately $23,251,000.

The new MicroReference product line, replacements for the SubSat series, were originally scheduled for July 1996 introduction but were not available until the last week of the quarter and then only for partial shipments. The Company ended the second quarter with slightly over $1 million in backorders for the new

MicroReference (MR) models. The models include the MR80 and MR90 3-piece systems and the MR90t, a 4-piece theater system.

The Company's gross margin for the three-month and six-month periods ended September 28, 1996 decreased as a percentage of net sales due primarily to a shift in the sales mix to loudspeaker models with slightly lower margins in addition to production inefficiencies associated with new product introductions and increased freight costs associated with raw material purchases.

Total operating expenses increased as a percentage of net sales during both the three-month and six-month periods ended September 28, 1996. Selling and marketing expenses have increased primarily due to increased advertising and literature costs associated with new product introductions including the MicroReference products shipped the last week of the quarter. General and administrative expenses have increased both in absolute dollars and as a percentage of net sales due primarily to costs associated with the acquisition of the business of Snell Acoustics, Inc. and related amortization of the
goodwill recorded.   Engineering and development expenses have increased
primarily as a result of increased salaries and benefits relating to additional personnel, as well as increased material and supplies relating to new product development.

Interest income has decreased both in absolute dollars and as a percentage of net sales for the three-month and six-month periods ended September 28, 1996 because of the utilization of certain investments for the construction of the Company's new facility during fiscal 1996, the repurchase of 132,400 shares of the Company's common stock under its Common Stock Repurchase Program, and the acquisition of the business of Snell Acoustics.

The Company's effective income tax rate increased from 32% for both the three-month and six-month periods ended September 23, 1995 to approximately 35% in fiscal 1997, primarily as a result of non-recurring tax credits realized in fiscal 1996 in connection with capital expenditures.

Net income for the second quarter decreased 33%, from approximately $1,790,000 in fiscal 1996 to $1,203,000 in fiscal 1997 while earnings per share decreased from $.41 to $.28 per share. Net income for the six-month period ended September 28, 1996 decreased 23% from approximately $3,254,000 in fiscal 1996 to approximately $2,523,000 in fiscal 1997, while earnings per share for the
six-month period decreased from $.75 to $.58 per share.   The decrease in net
income for the three and six-month periods ended September 28, 1996 is primarily the result of the lower gross margins and the increased operating expenses as outlined above.

Liquidity and Capital Resources

During the first half of fiscal 1997, the Company financed its growth with cash generated by operations. As of September 28, 1996 the Company's working capital was approximately $22,873,000. The Company's cash and cash equivalents were approximately $2,518,000, short-term investments were approximately $4,849,000, and long-term investments were approximately $2,016,000. The Company also has a $1,500,000 unsecured bank line of credit. The Company has had no borrowings under any line of credit since December 1985.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of the Shareholders of the Company held on August 13, 1996, shareholders acted affirmatively to elect nominees for directors proposed by management. Each Director is to serve until the next Annual Meeting of Shareholders and thereafter until his/her successor is elected and qualified.

                                     VOTES "FOR"                VOTES "WITHHELD"
                                     -----------                ----------------

         Francis L. Reed            4,087,123                       16,800
         Andrew G. Kotsatos         4,087,123                       16,800
         Fred E. Faulkner, Jr.      4,086,223                       17,700
         George J. Markos           4,084,287                       19,636
         Lisa M. Reed               4,083,598                       20,325


    Shareholders also approved the 1996 Stock Plan. A total of 4,004,798 votes were cast in favor of the proposal, 24,487 votes were cast against, and there were 22,502 abstentions.

    Shareholders also voted to ratify the action of the Directors in selecting Arthur Andersen LLP as auditors of the Company. A total of 4,084,143 votes were cast in favor of the proposal, 1,577 votes were cast against, and there were 18,202 abstentions.

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a)   Reports on Form 8-K

         During the quarter the Company filed a report on Form 8-K which reported under Item 5 of Form 8-K the acquisition of the business of Snell Acoustics, Inc. No financial statements were required to be filed in connection with such report on Form 8-K.

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



                                        Boston Acoustics, Inc.
                                        ----------------------
                                        Registrant






Date:  November 1, 1996                 By: s/Francis L. Reed
                                            -----------------
                                              Francis L. Reed
                                              Director, Chief Executive Officer
                                              and Treasurer (Principal Financial
                                              Officer)





Date:  November 1, 1996                 By: s/Andrew G. Kotsatos
                                            --------------------
                                              Andrew G. Kotsatos
                                              Director, President and
                                              Assistant Clerk