Form 10-Q
period 1996-12-28
BOSTON ACOUSTICS INC
filed 1997-02-10
CIK 805268

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                       -------
                                      FORM 10-Q

(Mark One)
               [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                  for the quarterly period ended December 28, 1996
                                          or
                [] Transition Report pursuant to Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934
                 for the transition period from __________ to __________

Commission File No. 33-9875

                                  -----------------
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

                   Yes [X]   No []

There were 4,408,701 shares of Common Stock issued (of which 222,800 are treasury stock shares) as of February 7, 1997.

------------------------------------------------------------------------------

                                Boston Acoustics, Inc.

                                        Index



                                                                     Page
                                                                     ----

Part I:  Financial Information

    Item 1.   Financial Statements

              Consolidated Balance Sheets (Unaudited)-
              March 30, 1996 and December 28, 1996                     4

              Consolidated Statements of Income (Unaudited)-
              Three months and Nine months ended December 30, 1995
              and December 28, 1996                                    6

              Consolidated Statements of Cash Flows (Unaudited)-
              Nine months ended December 30, 1995 and
              December 28, 1996                                        7

              Notes to Unaudited Consolidated Financial Statements     8

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                9


Part II: Other Information

              Items 1 through 6                                       11

              Signatures                                              12

                            PART I:  FINANCIAL INFORMATION

                            Item 1:  Financial Statements

                       Boston Acoustics, Inc. and Subsidiaries
                             Consolidated Balance Sheets
                                     (Unaudited)


                                        Assets
                                        ------


                                      March 30, 1996        December 28, 1996
                                      --------------        -----------------

Current Assets:

    Cash and cash equivalents          $ 4,702,299             $ 1,707,700
    Short-term investments               6,678,735               3,243,480
    Accounts receivable, net of
      allowance for doubtful accounts
      of approximately $307,000 and
      $435,000, respectively             8,401,038              11,076,157
    Inventories                          8,458,593               9,709,904
    Deferred income taxes                  730,000                 730,000
    Prepaid expenses                       343,066                 373,082
                                       -----------             -----------
         Total current assets           29,313,731              26,840,323
                                       -----------             -----------

Property and Equipment, at cost:

    Land                                 1,433,365               1,433,365
    Building and improvements            6,762,323               7,009,761
    Machinery and equipment              6,344,220               7,386,522
    Office equipment and furniture       1,448,950               1,626,472
    Motor vehicles                         373,177                 373,177
                                       -----------             -----------
                                        16,362,035              17,829,297
    Less-accumulated depreciation
      and amortization                   5,665,178               6,846,731
                                       -----------             -----------

                                        10,696,857              10,982,566
                                       -----------             -----------

Other Assets:

    Long-term investment securities,
      at cost                            2,305,992               1,391,578
    Other assets, net                      807,012               2,650,288
                                       -----------             -----------
         Total other assets              3,113,004               4,041,866
                                       -----------             -----------
                                       $43,123,592             $41,864,755
                                       -----------             -----------


The accompanying notes are an integral part of these consolidated financial statements.

                       Boston Acoustics, Inc. and Subsidiaries
                             Consolidated Balance Sheets
                                     (Unaudited)


                         Liabilities and Shareholders' Equity
                         ------------------------------------


                                      March 30, 1996        December 28, 1996
                                      --------------        -----------------
Current Liabilities:

    Accounts payable                   $ 1,167,933             $ 1,607,850
    Accrued payroll and payroll-
     related expenses                    1,078,186                 961,849
    Dividend payable                       551,088                 523,238
    Other accrued expenses                 350,031                 506,356
    Accrued income taxes                    83,617                   7,474
                                       -----------             -----------
         Total current liabilities       3,230,855               3,606,767
                                       -----------             -----------
Commitments

Shareholders' Equity:

Common stock, $.01 par value
    Authorized -- 6,000,000 shares
    Issued -- 4,602,621 at
         March 30, 1996 and
         December 28, 1996                  46,026                  46,026
Additional paid-in capital               4,966,918               4,966,918
Retained earnings                       34,963,583              37,677,559
                                       -----------             -----------
                                        39,976,527              42,690,503

Less-Treasury stock, 193,920 shares,
    at March 30, 1996 and 416,720 shares
    at December 28, 1996, at cost           83,790               4,432,515
                                       -----------             -----------
         Total shareholders' equity     39,892,737              38,257,988
                                       -----------             -----------
                                       $43,123,592             $41,864,755
                                       -----------             -----------

The accompanying notes are an integral part of these consolidated financial statements.

                       Boston Acoustics, Inc. and Subsidiaries
                          Consolidated Statements of Income
                                     (Unaudited)

                                          Three Months Ended                   Nine Months Ended
                                          ------------------                   -----------------
                                   December 30,        December 28,        December 30,        December 28,
                                       1995                1996              1995                 1996
                                    (14 weeks)          (13 weeks)         (40 weeks)          (39 weeks)
                                   -----------         -----------         -----------         -----------

Net sales                          $13,557,816         $14,778,732         $35,067,551         $38,029,777

Cost of goods sold                   7,751,217           8,320,461          19,839,044          21,769,652
                                   -----------         -----------         -----------         -----------
Gross profit                         5,806,599           6,458,271          15,228,507          16,260,125
                                   -----------         -----------         -----------         -----------
Selling and
 marketing expenses                  1,558,890           2,078,761           4,281,533           5,438,066

General and
 administrative expenses               657,247             892,384           1,777,087           2,204,394

Engineering and
 development expenses                  647,828             807,389           1,811,542           2,309,532
                                   -----------         -----------         -----------         -----------
   Total expenses                    2,863,965           3,778,534           7,870,162           9,951,992
                                   -----------         -----------         -----------         -----------
   Income from operations            2,942,634           2,679,737           7,358,345           6,308,133

Interest income                        207,449              82,984             604,199             335,155
                                   -----------         -----------         -----------         -----------
   Income before provision
     for income taxes                3,150,083           2,762,721           7,962,544           6,643,288


Provision for income taxes           1,030,000             968,000           2,588,000           2,326,000
                                   -----------         -----------         -----------         -----------
   Net income                      $ 2,120,083         $ 1,794,721         $ 5,374,544         $ 4,317,288
                                   -----------         -----------         -----------         -----------

Net income per common share        $       .49         $       .42         $      1.24         $      1.00
                                   -----------         -----------         -----------         -----------

Weighted average number
   of common shares
   outstanding                       4,345,166           4,241,914           4,332,885           4,317,965
                                   -----------         -----------         -----------         -----------
Dividends per share                $      .125         $      .125         $      .375         $      .375
                                   -----------         -----------         -----------         -----------

The accompanying notes are an integral part of these consolidated financial statements.

                       Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                     Nine Months Ended
                                                     -----------------
                                            December 30, 1995  December 28, 1996
                                            -----------------  -----------------
Cash flows from operating activities:
    Net income                                  $ 5,374,544       $ 4,317,288
 Adjustments to reconcile net income
      to net cash provided by operating
      activities-
    Depreciation and amortization                   745,820         1,263,622
Changes in assets and liabilities, net of
      acquisition of Snell Acoustics-
    Accounts receivable                          (1,281,866)       (2,322,165)
    Inventories                                    (193,391)         (709,194)
    Prepaid expenses                                (48,498)           82,284
    Accounts payable                                292,299           214,244
    Accrued expenses                                (21,863)         (224,644)
    Accrued income taxes                           (270,125)          (76,143)
                                                -----------       -----------
    Net cash provided by
      operating activities                        4,596,920         2,545,292
                                                -----------       -----------

Cash flows from investing activities:
    Acquisition of Snell Acoustics                   ---           (2,615,675)
    Purchase of property and equipment, net      (6,257,852)       (1,238,996)
    Purchase of investments                      (2,207,145)       (2,013,980)
    Proceeds from sale and maturity of
      investments                                 6,118,821         6,363,649
    Increase in other assets                        (26,371)          (55,001)
                                                -----------       -----------

    Net cash used in investing
      activities                                 (2,372,547)          439,997
                                                -----------       -----------

Cash flows from financing activities:
    Dividends paid                               (1,622,827)       (1,631,163)
    Purchase of common stock for treasury            ---           (4,348,725)
    Exercise of stock options                       234,426            ---
                                                -----------       -----------

    Net cash used in financing
      activities                                 (1,388,401)       (5,979,888)
                                                -----------       -----------

Increase (decrease) in cash and cash equivalents    835,972        (2,994,599)

Cash and cash equivalents, beginning
      of period                                   3,570,790         4,702,299
                                                -----------       -----------
Cash and cash equivalents, end of
      period                                    $ 4,406,762       $ 1,707,700
                                                -----------       -----------
Items not affecting cash flows:
    Dividends payable                           $   546,617       $   523,238
                                                -----------       -----------
 Supplemental Disclosure:
    Cash paid for income taxes                  $ 2,858,125       $ 2,378,320
                                                -----------       -----------

The accompanying notes are an integral part of these consolidated financial statements.

                       Boston Acoustics, Inc. and Subsidiaries
                 Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

         The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and nine-month periods ended December 28, 1996 are not necessarily indicative of results to be expected for the full fiscal year.

(2)  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                           March 30, 1996     December 28, 1996
                                           --------------     -----------------

    Raw materials and work-in process       $  4,518,656         $ 7,017,153
    Finished goods                             3,939,937           2,692,751
                                            ------------         -----------
                                            $  8,458,593         $ 9,709,904
                                            ------------         -----------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month and nine-month periods ended December 30, 1995 and December 28, 1996 expressed as percentages of net sales.

                                    Three Months Ended                 Nine Months Ended
                                    ------------------                 -----------------
                                 December 30,   December 28,      December 30,   December 28,
                                    1995           1996              1995           1996
                                  (14 weeks)     (13 weeks)        (40 weeks)     (39 weeks)
                                 -----------    -----------       ------------   ------------
Net sales                           100.0 %       100.0 %           100.0 %        100.0 %

Cost of goods sold                   57.2          56.3              56.6           57.2
                                    -----         -----             -----          -----

  Gross profit                       42.8          43.7              43.4           42.8
                                    -----         -----             -----          -----

Selling and marketing
    expenses                         11.5          14.1              12.2           14.3

General & administrative
    expenses                          4.8           6.0               5.1            5.8

Engineering & development
    expenses                          4.8           5.5               5.1            6.1
                                    -----         -----             -----          -----
                                     21.1          25.6              22.4           26.2
                                    -----         -----             -----          -----
  Income from operations             21.7          18.1              21.0           16.6

Interest income                       1.5           0.6               1.7            0.9
                                    -----         -----             -----          -----

  Income before provision for
   income taxes                      23.2          18.7              22.7           17.5

Provision for income taxes            7.6           6.6               7.4            6.1
                                    -----         -----             -----          -----

    Net income                       15.6 %        12.1 %            15.3 %         11.4 %
                                    -----         -----             -----          -----


Net sales increased 9 percent, from approximately $13,558,000 during the third quarter of fiscal 1996 to approximately $14,779,000 during the third quarter of fiscal 1997. For the nine months ended December 28, 1996 net sales increased 8% from approximately $35,068,000 to approximately $38,030,000. The results for the three-month period ended December 28, 1996 represents 13 weeks of sales and earnings compared to 14 weeks for the same
period a year ago.   During the quarter, the Company completed its
introduction of the new Micro Reference (MR) category of products. The models include the MR80 and MR90 3-piece systems with suggested retails of $400 and $800, respectively and the MR90t 4-piece theater system with a suggested retail of $1,000.

The Company's gross margin for the three-month period ended December 28, 1996 increased as a percentage of net sales due primarily to a shift in the sales mix to loudspeaker models with slightly higher margins, as well as elimination of costs associated with additional offsite warehousing in fiscal 1996. The gross margin for the nine-month period ended December 28, 1996 decreased as a percentage of net sales due to production inefficiencies associated with new product introductions and increased freight costs associated with raw material purchases.

Total operating expenses increased as a percentage of net sales during both the three-month and six-month periods ended December 28, 1996 as compared to the corresponding periods in fiscal 1996. Selling and marketing expenses have increased as a percentage of net sales primarily due to increased advertising and literature expenditures as compared to the corresponding three-month and nine-month periods in the preceding fiscal year. General and administrative expenses have increased as a percentage of net sales due primarily to costs associated with the acquisition of the business of Snell Acoustics, Inc. and related amortization of the goodwill recorded. Engineering and development expenses as a percentage of net sales have increased primarily due to increased salaries and benefits relating to additional personnel, as well as increases in the cost of materials and supplies relating to new product development.

Interest income has decreased both in absolute dollars and as a percentage of net sales for the three-month and nine-month periods ended December 28, 1996 because of the utilization of certain investments for the construction of the Company's new facility during fiscal 1996, the repurchase of 222,800 shares of the Company's common stock under its Common Stock Repurchase Program during fiscal 1997, and the acquisition of the business of Snell Acoustics.

The Company's effective income tax rate increased from 32.7% for the three-month period ended December 30, 1995 and 32.5% for the nine-month period ended December 30, 1995 to approximately 35% for both the three-month and nine-month periods ended December 28, 1996, primarily as a result of non-recurring tax credits realized in fiscal 1996 in connection with capital expenditures.

Net income for the third quarter decreased 15%, from approximately $2,120,000 in fiscal 1996 to $1,795,000 in fiscal 1997 while earnings per share decreased 14% from $.49 to $.42 per share. Net income for the nine-month period ended December 28, 1996 decreased 20% from approximately $5,375,000 in fiscal 1996 to approximately $4,317,000 in fiscal 1997, while earnings per share for the nine-month period decreased 19% from $1.24 per share to $1.00 per share.

Liquidity and Capital Resources

During the first nine months of fiscal 1997, the Company financed its growth with cash generated by operations. As of December 28, 1996 the Company's working capital was approximately $23,234,000. The Company's cash and cash equivalents were approximately $1,708,000, short-term investments were approximately $3,243,000, and long-term investments were approximately $1,392,000. The Company also has a $1,500,000 unsecured bank line of credit. The Company has had no borrowings under any line of credit since December 1985.

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

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits required by Item 601 of Regulation S-K

            Exhibit 27. - Financial Data Schedule

         b) Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended December 28, 1996.

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

                                        Boston Acoustics, Inc.
                                        ----------------------
                                        Registrant






Date:  February 7, 1997                 By: s/Andrew G. Kotsatos
                                            --------------------
                                            Andrew G. Kotsatos
                                            Director, Chief Executive Officer
                                            and Treasurer





Date:  February 7, 1997                 By: s/Debra A. Ricker-Rosato
                                            ------------------------
                                            Debra A. Ricker-Rosato
                                            Vice President, Chief Accounting
                                            Officer

                                      SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Boston Acoustics, Inc.
                                            Registrant







Date:  February 7, 1997                  By: ______________________________
                                             Andrew G. Kotsatos
                                             Director, Chief Executive Officer
                                             and Treasurer




Date:  February 7, 1997                  By: ___________________________
                                             Debra A. Ricker-Rosato
                                             Vice President, Chief Accounting
                                             Officer