Form 10-K
period 1997-03-29
BOSTON ACOUSTICS INC
filed 1997-06-27
CIK 805268

------------------------------------------------------------------------------
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ----------
                                    FORM 10-K
(Mark One)
             [X] Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 [Fee Required]
                  for the fiscal year ended March 29, 1997
                                       or
               [] Transition Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ___________ to ___________

Commission File No. 33-9875
                                 ______________________
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

                                             Yes [X]         No []

Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $48,958,827 as of June 20, 1997.

There were 3,291,366 shares of Common Stock issued and outstanding as of June 20, 1997.
------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Registrant's Annual Report to Stockholders for the fiscal year ended March 29, 1997 (Items 5, 6, 7, 8 and 14 (a)(1))
(2) Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on August 12, 1997 (Items 10, 11, 12 and 13)

                                   BOSTON ACOUSTICS, INC.

Securities and Exchange Commission
Item Number and Description                                             Page
--------------------------------                                        ----

                                            PART I

ITEM 1.        Business                                                   1

ITEM 2.        Properties                                                 7

ITEM 3.        Legal Proceedings                                          7

ITEM 4.        Submission of Matters to a Vote of Security Holders        7


                                            PART II

ITEM 5.        Market for Registrant's Common Equity
               and Related Stockholder Matters                            8

ITEM 6.        Selected Financial Data                                    8

ITEM 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8

ITEM 8.        Financial Statements and Supplementary Data                8

ITEM 9.        Changes in and Disagreements with Accounts on
               Accounting and Financial Disclosure                        8

                                            PART III

ITEM 10.       Directors and Executive Officers of the Registrant         9

ITEM 11.       Executive Compensation                                     9

ITEM 12.       Security Ownership of Certain Beneficial
               Owners and Management                                      9

ITEM 13.       Certain Relationships and Related Transactions             9

                                            PART IV

ITEM 14.       Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                       10

SIGNATURES                                                               12

INDEX TO FINANCIAL STATEMENT SCHEDULES                                  F-1

Inasmuch as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the registrant's best good faith estimate for purposes of this annual report on Form 10-K, and the registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon $23.25, the price at which the Common Stock was last sold on June 20, 1997 as reported by The Nasdaq Stock Market. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant's Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

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

The Company was organized as a Massachusetts corporation in 1979 by Andrew G. Kotsatos and former CEO, Francis L. Reed, who passed away in November 1996. Its principal executive offices and manufacturing facilities are located at 300 Jubilee Drive, Peabody, Massachusetts.

Products

The Company operates in one business industry segment and has distinct product lines as discussed below.

The Home Loudspeaker line consists of five bookshelf models currently ranging in price from $150 to $420 per pair, three floor-standing systems currently priced from $550 to $1400 per pair, two three-piece subwoofer/satellite systems currently priced at $400 and $800 per system, and three powered subwoofers priced at $400, $600 and $1200. Additional products for the home theater market include four different center-channel speakers currently ranging in price from $130 to $400 each. The Company also produces magnetically shielded versions of most of its models and produces three indoor/outdoor speaker systems (Voyager-Registered Trademark-, Runabout-Registered Trademark- I, and Runabout-Registered Trademark- II) currently priced from $200 to $400 per pair. The Company also produces a complete THX-Registered Trademark- Home Theater speaker system priced at $2,400.

The Designer Series line is a collection of speaker systems engineered for flush mounting in the walls or ceilings of homes, businesses and recreational vehicles. There are six models in the Designer Series line with prices currently ranging from $130 to $500 per pair.

The Company has 38 models of automotive speakers with prices currently ranging from $60 to $700 per pair. The automotive line includes high-quality full-range replacement speakers, sophisticated component systems, and subwoofers. The component systems permit flexible speaker placement and provide sound rivaling that of fine home speakers. The automotive line includes the CX Series, the

700 Series of plate speakers, the Boston Rally-TM- RC Series of component speakers, the Boston Rally RX Coaxial Series, the Boston Rally RS Subwoofers and Band-Pass enclosure systems, the Boston Rally RM Series, and the premium performance ProSeries Speaker Systems.

New Products

During fiscal 1997 the Company added a number of new products, described below, to supplement or replace those products which have matured, to increase penetration of current markets, and to gain footholds in new markets.

During fiscal 1997 the Company introduced two THX-certified speakers--the VR14 center channel and VR35 floorstanding main--to its flagship THX line that includes VRS Pro surrounds and the VR2000 powered subwoofer. This premier system offers our highest quality of movie sound reproduction. The suggested retail price for the VR14 is $600 and $1,300 for a pair of the VR35 speakers.

During fiscal 1997 the Company introduced the Micro Reference Series, an upgrade of the discontinued SubSat Series. The Micro Reference Series consists of the three-piece Micro80, the three-piece Micro90 and the four-piece Micro90t theater system with suggested retail prices of $400, $800 and $1,000, respectively.

The Company supplemented its Video Reference Series with the addition of VRS Micro diffuse-field surround speakers. The VRS Micro surrounds, which are also compatible with the Compact Reference and Micro Reference Series, carry a suggested retail price of $200 per pair.

During fiscal 1997 the Company expanded its automotive line of products with several new introductions. The flagship ProSeries line of products was augmented by the introduction of the ProSeries 6.43 automotive three-way component system with a suggested retail of $700. The introduction of the RM6 and RM9 integrated two-way automotive speakers are specifically designed for component performance in factory drop-in locations. The RM6 and RM9 carry suggested retail prices of $249.95 and $299.95, respectively. The RX Series was supplemented with the addition of the RX47 carrying a suggested retail of $139.95.

During fiscal 1997 the Company introduced the Boston Rally Subwoofer Band-Pass enclosure systems consisting of four models--the RS110B, RS112B, RS208B and
RS210B.   The enclosures incorporate one or two Rally Subwoofers in a balanced band-pass configuration for exceptional volume and true plug and play convenience. The suggested retail prices range from $299.95 to $499.95 per system.

In June 1996, the Company acquired the business of Snell Acoustics (Snell), a manufacturer of high-quality speaker systems for traditional audio and home theater use. Snell specializes in creating furniture-quality speakers for discriminating customers. It has products in three ranges -- bookshelf speakers, floorstanding systems, and THX home theater systems. Products range from $480 per pair for small bookshelf speakers, to $45,000 per system for a complete 7-speaker THX theater system with state-of-the-art digital room correction.

Engineering and Development

The Company's engineering and development department is actively engaged in the development of new products and manufacturing processes, the improvement of existing products and the research of new materials for use in the Company's products. The Company has designed all of its products and subassemblies, including those supplied by outside sources.

The Company's engineering and development staff includes 38 full-time employees and one outside consultant. During fiscal years 1997, 1996 and 1995 the Company spent approximately $3,187,000, $2,497,000, and $2,046,000, respectively, for engineering and development.

Marketing

The Company employs 17 salespersons and retains 12 manufacturer's representatives who service the Company's dealer network. Boston Acoustics' loudspeaker systems are distributed in the United States and Canada through approximately 375 selected home dealers (some of whom have multiple outlets) which are typically audio or audio-video specialty retailers. The Company sells its automotive products through approximately 310 dealers located in the United States and Canada including automotive sound specialty retailers and many of the Company's home audio dealers. The Company's Designer Series speakers are sold by many of its home audio dealers. The Company's dealers usually stock and sell a broad variety of audio components including, in most cases, competing loudspeaker lines. The Company seeks dealers who emphasize quality products and who are knowledgeable about home and automotive entertainment products. One dealer accounted for more than 10% of gross sales during fiscal year 1997.

Boston Acoustics' product lines are also exported to dealers in Canada and through exclusive distributors in certain foreign countries, primarily in Western Europe and Asia Pacific. Export sales accounted for approximately 22% of net sales in fiscal 1995, 20% in fiscal 1996, and 21% in fiscal 1997. See also Note 6 to Consolidated Financial Statements incorporated herein by reference, pursuant to Part II, Item 8.

The Company emphasizes the high performance-to-price ratio of its speakers in its advertising and promotion. Boston Acoustics believes that specialty retailers can be effective in introducing retail customers to the high dollar value of the Company's products. The Company directly supports its dealer network with a cooperative advertising program and by providing Company prepared advertisements and detailed product literature. In addition, the Company advertises in national magazines including Stereo Review, Audio, Car Audio & Electronics, Car Stereo Review, Video, Stereophile's Guide to Home Theater and Audio Video International. During fiscal 1997 the Company spent approximately $2,024,000 (4.0% of net sales) for advertising.

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

Boston Acoustics competes with a substantial number of branded speaker manufacturers, including Bose Corporation, Infinity and JBL (divisions of Harman International Industries), Polk Audio, Inc., and Klipsch and Associates, Inc. Some of these competitors have greater technical and financial resources than the Company and may have broader brand recognition than Boston Acoustics.

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

The Company purchases materials and component parts from approximately 154 suppliers located in the United States, Canada, Western Europe and the Far East. Although Boston Acoustics relies on single suppliers for certain parts, the Company could, if necessary, develop multiple sources of supply for these parts. The Company does not have long-term or exclusive purchase commitments nor does the Company have written agreements with any of its inventory suppliers. No supplier accounted for more than 10% of the Company's purchases during fiscal year 1997.

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

Patents and Trademarks

Boston Acoustics holds two United States patents which relate to certain automotive speaker assemblies and cabinet design. The Company also has several registered trademarks including Boston-Registered Trademark-, Boston Acoustics-Registered Trademark-, Varimount-Registered Trademark-, Magnaguard-Registered Trademark-, PowerVent-Registered Trademark-, Tempo-Registered Trademark-, Voyager-Registered Trademark-,_and Runabout-Registered Trademark-. Trademarks used by the Snell subsidiary include Snell Acoustics, Snell Multimedia, Snell Music & Cinema and Room Ready-Registered Trademark-. The Company believes that its growth, competitive position and success in the marketplace are more dependent on its technical and marketing skills and expertise than upon the ownership of patent and trademark rights. There can be no assurance that any patent or trademark would ultimately be proven valid if challenged.

Backlog

The Company currently has no significant backlog. The Company's policy is to maintain sufficient inventories of finished goods to fill all orders within two business days of receipt.

Warranties

Boston Acoustics warrants its home speakers to be free from defects in materials and workmanship for a period of five years, its Designer Series speakers for a period of one year and its automotive speakers for one year. Warranty costs during fiscal 1997 were not significant.

Employees
As of June 20, 1997, the Company had 295 full-time employees who were engaged as follows: 203 in production and materials management; 38 in engineering and development; 34 in marketing and sales support; and 20 in administration.

None of the Company's employees are represented by a collective bargaining agreement and the Company believes that its relations with its employees are satisfactory.

Executive Officers of the Registrant

There is incorporated herein by reference the information concerning Andrew G. Kotsatos, who is Chairman of the Board, Chief Executive Officer and Treasurer of the Company, and Fred E. Faulkner, Jr., who is President and Chief Operating Officer of the Company, from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 12, 1997, under the headings "Proposal No. 1 -- Election of Directors", "Board of Directors", and "Certain Transactions and Relationships". Information concerning the Company's other executive officers as of June 20, 1997 is set forth below.

Name                    Age       Title
Ira S. Friedman         37        Vice President - Marketing and President
                                  Snell Acoustics
Moses A. Gabbay         52        Vice President - Engineering
Paul F. Reed            33        Vice President - Administrative Services
Debra A. Ricker-Rosato  41        Vice President - Finance
Robert L. Spaner        36        Vice President - Sales

Ira S. Friedman has served as Vice President - Marketing since February 1991 and President of Snell Acoustics since June 1996. He joined the Company in 1989 as Director of Marketing. In 1990 he became Director of Marketing and Sales. Mr. Friedman was previously a marketing consultant for various advertising agencies, including Vector Research and Celltronics. He holds an MBA degree from Harvard Business School.

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

Each executive officer is elected for a term scheduled to expire at the meeting of Directors following the Annual Meeting of Stockholders or until a successor is duly chosen and qualified. There are no arrangements or understandings pursuant to which any executive officer was or is to be selected for election or reelection. There are no family relationships among any Directors or executive officers, except that Paul F. Reed, an executive officer, and Lisa M. Mooney, a director, are brother and sister.

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

Snell Acoustics (Snell), a subsidiary of the Company, leases all of the properties used in its business. Snell maintains its principal executive offices and manufacturing facilities at 143 Essex Street, Haverhill, Massachusetts. A total of 65,090 square feet of space is leased from an unrelated party under an operating lease which expires in March 1999.

Item 3. Legal Proceedings

There are no material legal proceedings affecting the Company.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 1997.

                                       PART II



Item 5. Market for Registrant's Common Equity and Related Stockholder
       Matters

The information required by this item is incorporated by reference to the section entitled "Stock Market Activity" on page 16 in the Registrant's 1997 Annual Report to Stockholders, which is filed herewith as Exhibit 13.


Item 6. Selected Financial Data

The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" on page 15 in the Registrant's 1997 Annual Report to Stockholders, which is filed herewith as Exhibit 13.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 and 7 in the Registrant's 1997 Annual Report to Stockholders, which is filed herewith as Exhibit 13.



Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Consolidated Financial Statements at March 29, 1997 and notes thereto on pages 8 through 14 in the Registrant's 1997 Annual Report to Stockholders, which is filed herewith as Exhibit 13.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                       PART III



Item 10. Directors and Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b), the information required by this item concerning executive officers, including certain information incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 12, 1997 concerning Andrew G. Kotsatos, who is the Chairman of the Board, Treasurer and Chief Executive Officer of the Company, and Fred E. Faulkner, Jr., who is President and Chief Operating Officer of the Company, is set forth in Part I, Item 1, hereof, under the heading "Executive Officers of the Registrant" and information concerning Directors, including Messrs. Kotsatos and Faulkner, is incorporated by reference to the sections entitled "Proposal No. 1 -- Election of Directors", "Compensation Interlocks and Insider Participation" and "Board of Directors" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 12, 1997.

There is incorporated herein by reference to the discussion under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 12, 1997 the information with respect to delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 12, 1997.


Item 12. Security Ownership of Certain Beneficial Owners and
        Management

The information required by this item is incorporated by reference to the section entitled "Principal and Management Stockholders" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 12, 1997.


Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Transactions" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 12, 1997.

                                       PART IV



Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are included as part of this report:

    (1) Financial Statements

    The following consolidated financial statements are incorporated by reference to the Registrant's 1997 Annual Report to Stockholders:

    Report of Independent Public Accountants.

    Consolidated Balance Sheets as of March 29, 1997 and March 30, 1996.

    Consolidated Statements of Income for the three years ended March 29, 1997.

    Consolidated Statements of Shareholders' Equity for the three years ended March 29, 1997.

    Consolidated Statements of Cash Flows for the three years ended March 29, 1997.

    Notes to Consolidated Financial Statements.

    (2) Financial Statement Schedules

    The following financial statement schedules are filed as part of this report and should be read in conjunction with the consolidated financial statements:


    Report of Independent Public Accountants on Schedules

    Schedule I -- Valuation and Qualifying Accounts


    Other financial schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or notes thereto.

    (3) Listing of Exhibits

         Exhibits
    3.A.      -    Articles of Organization (1)
    3.B.      -    Amendment to Articles of Organization (1)
    3.C.      -    Second Amendment to Articles of Organization (1)
    3.D.      -    Bylaws (1)
    4.A.      -    Specimen Share Certificate (1)
    10.A*+    -    1996 Stock Plan adopted by Boston Acoustics, Inc. on
                   February 20, 1996, as amended
    10.B.+    -    1986 Incentive Stock Option Plan adopted by Boston
                   Acoustics, Inc. on October 15, 1986, as amended (2)
    10.C.     -    Lease between Boston Acoustics, Inc. and Newburyport
                   Turnpike Associates Limited Partnership dated August 24,
                   1988 relating to office and manufacturing facilities (3)
    10.D.     -    First Amendment between Boston Acoustics, Inc. and
                   Newburyport Turnpike Associates Limited Partnership dated
                   March 23, 1994 relating to office and manufacturing
                   facilities (4)
    10.E*#    -    Purchase Agreement dated March 27, 1997 by and between
                   Gateway 2000, Inc. and Boston Acoustics, Inc.
    10.F*     -    Boston Acoustics, Inc. Warrant naming Gateway 2000, Inc.
                   as registered holder.
    10.G*#    -    Letter of Agreement dated January 14, 1997 by and between
                   Gateway 2000, Inc. and Boston Acoustics, Inc.
    13.   *   -    1997 Annual Report to Shareholders
    21.   *   -    Subsidiaries of the Registrant
    23.   *   -    Consent of Independent Public Accountants
    27.   *   -    Financial Data Schedule
    99.       -    "Safe Harbor" Statement under Private Securities Litigation
                   Reform Act of 1995 (5)

* Indicates an exhibit which is filed herewith.
+ Indicates an exhibit which constitutes an executive compensation plan. # Indicates that portions of the exhibit have been omitted pursuant to a request for confidential treatment.
________________

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

(5) Incorporated by reference to the similarly numbered exhibit in Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1996.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the last quarter covered by this report, and no other such reports were filed subsequent to March 29, 1997 through the date of this report.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on the 20th day of June 1997.

                                            BOSTON ACOUSTICS, INC.
                                              (Registrant)


                                            BY:  s/Andrew G. Kotsatos
                                               --------------------------
                                                  Andrew G. Kotsatos
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures              Capacities                              Date



s/Andrew G. Kotsatos     Director, Chief Executive               6/20/97
-----------------------                                         ----------
Andrew G. Kotsatos       Officer and Treasurer


s/Fred E. Faulkner, Jr.  Director, President and                 6/20/97
-----------------------                                         ----------
Fred E. Faulkner, Jr.    Chief Operating Officer


s/Debra A. Ricker-Rosato Vice President and                      6/20/97
------------------------                                         ---------
Debra A. Ricker-Rosato   Chief Accounting Officer


s/George J. Markos       Director                                6/20/97
-----------------------                                          ---------
George J. Markos


s/Lisa M. Mooney         Director                                6/20/97
-----------------------                                          ---------
Lisa M. Mooney

                                                                     SCHEDULE I


                    BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                        Allowance for Doubtful Accounts


                                   Balance,          Charged to
                                 Beginning of        Costs and       Other                       Balance, End
For the fiscal years ended           Year             Expenses     Additions(1)  Deductions(2)      of Year
--------------------------------------------------------------------------------------------------------------------

March 29, 1997                   $  307,000          $  84,000     $  60,000     $  (40,000)     $  411,000
                                  ----------          ---------     ---------     -----------     ----------
                                  ----------          ---------     ---------     -----------     ----------

March 30, 1996                   $  207,000          $ 134,000     $       -     $  (34,000)     $  307,000
                                  ----------          ---------     ---------     -----------     ----------
                                  ----------          ---------     ---------     -----------     ----------

March 25, 1995                   $  173,000          $ 104,000     $       -     $  (70,000)     $  207,000
                                  ----------          ---------     ---------     -----------     ----------
                                  ----------          ---------     ---------     -----------     ----------


(1)  Addition arising through the acquisition of Snell Acoustics, Inc.

(2) Amounts deemed uncollectible net of recoveries of previously reserved amounts.