Form 10-Q
period 1997-06-28
BOSTON ACOUSTICS INC
filed 1997-08-12
CIK 805268

--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     ------------
                                      FORM 10-Q

(Mark One)
               [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934
                    for the quarterly period ended June 28, 1997
                                          or
                 [ ] Transition Report pursuant Section 13 or 15 (d)
                       of the Securities Exchange Act of 1934
               for the transition period from __________ to __________

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

                   Yes [x]   No [ ]

There were 3,304,366 shares of Common Stock issued and outstanding as of August 8, 1997.

--------------------------------------------------------------------------------

                              Boston Acoustics, Inc.

                                      INDEX

                                                                                                                             PAGE
                                                                                                                             -----
Part I:    Financial Information
  Item 1.      Financial Statements

               Consolidated Balance Sheets (Unaudited)-
               March 29, 1997 and June 28, 1997.........................................................................        4

               Consolidated Statements of Income (Unaudited)-
               Three months ended June 29, 1996 and June 28, 1997.......................................................        6

               Consolidated Statements of Cash Flows (Unaudited)-
               Three months ended June 29, 1996 and June 28, 1997.......................................................        7

               Notes to Unaudited Consolidated Financial Statements.....................................................        8

  Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................................................................       10

Part II:   Other Information

               Items 1 through 6........................................................................................       13

               Signatures...............................................................................................       14


                             PART I: FINANCIAL INFORMATION

                              ITEM 1: FINANCIAL STATEMENTS

                    Boston Acoustics, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                 (Unaudited)

                                   ASSETS

                                                                                    MARCH 29, 1997  JUNE 28, 1997
                                                                                    --------------  -------------
Current Assets:

  Cash and cash equivalents.......................................................   $  4,937,232   $   2,856,796
  Short-term investments..........................................................      2,594,454       2,587,186
  Accounts receivable, net of reserves of approximately $411,000 and $409,000,
   respectively...................................................................      9,328,881       9,351,778
  Inventories.....................................................................      9,540,757      11,260,974
  Deferred income taxes...........................................................        791,000         791,000
  Prepaid expenses and other current assets.......................................        809,761         357,304
                                                                                    --------------  -------------
     Total current assets.........................................................     28,002,085      27,205,038
                                                                                    --------------  -------------
Property and Equipment, at cost:

  Land............................................................................      1,433,365       1,433,365
  Building........................................................................      7,012,347       7,012,347
  Machinery and equipment.........................................................      7,414,269       7,542,535
  Office equipment and furniture..................................................      1,597,499       1,633,704
  Motor vehicles..................................................................        373,177         267,551
                                                                                    --------------  -------------
                                                                                       17,830,657      17,889,502
Less-accumulated depreciation and amortization....................................      6,936,205       7,121,335
                                                                                    --------------  -------------
                                                                                       10,894,452      10,768,167
                                                                                    --------------  -------------
Other Assets:
  Long-term investments...........................................................      1,022,164         656,122
  Other assets....................................................................      2,311,411       2,163,579
                                                                                    --------------  -------------
      Total other assets..........................................................      3,333,575       2,819,701
                                                                                    --------------  -------------
                                                                                     $ 42,230,112   $  40,792,906
                                                                                    --------------  -------------
                                                                                    --------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                    Boston Acoustics, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                 (Unaudited)

                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                    MARCH 29, 1997  JUNE 28, 1997
                                                                                    --------------  -------------
Current Liabilities:

Accounts payable..................................................................   $  1,020,146   $   1,816,175
Accrued payroll and payroll-related expenses......................................      1,210,101       1,049,437
Dividends payable.................................................................        523,279         411,421
Current maturity of line of credit................................................        --            2,825,000
Other accrued expenses............................................................        499,446         545,677
Accrued income taxes..............................................................         68,135         298,554
                                                                                    --------------  -------------
    Total current liabilities.....................................................      3,321,107       6,946,264
                                                                                    --------------  -------------
Line of credit (Note 4)...........................................................        --           18,000,000

Commitments

Shareholders' Equity:

Common stock, $.01 par value
   Authorized--6,000,000 shares
   Issued--4,602,954 and 4,606,287 shares at March 29, 1997 and June 28, 1997,
     respectively.................................................................         46,029          46,063
Additional paid-in capital........................................................      4,973,409       5,036,496
Retained earnings.................................................................     38,322,082      39,111,200
                                                                                    --------------  -------------
                                                                                       43,341,520      44,193,759
Less--Treasury stock, 416,720 and 1,314,921 shares at March 29, 1997 and June 28,
  1997, respectively, at cost.....................................................      4,432,515      28,347,117
                                                                                    --------------  -------------
    Total shareholders' equity....................................................     38,909,005      15,846,642
                                                                                    --------------  -------------
                                                                                     $ 42,230,112   $  40,792,906
                                                                                    --------------  -------------
                                                                                    --------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                 (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                     ----------------------------
                                                                                     JUNE 29, 1996  JUNE 28, 1997
                                                                                     -------------  -------------
Net sales..........................................................................  $  11,051,857  $  12,415,276

Cost of goods sold.................................................................      6,276,741      6,974,138
                                                                                     -------------  -------------
   Gross profit....................................................................      4,775,116      5,441,138
                                                                                     -------------  -------------
Selling and marketing expenses.....................................................      1,570,072      1,803,669

General and administrative expenses................................................        584,217        918,005

Engineering and development expenses...............................................        732,092        976,300
                                                                                     -------------  -------------
   Total expenses..................................................................      2,886,381      3,697,974
                                                                                     -------------  -------------
   Income from operations..........................................................      1,888,735      1,743,164

Interest income, net...............................................................        141,610         30,070
                                                                                     -------------  -------------
   Income before provision for income taxes........................................      2,030,345      1,773,234
Provision for income taxes.........................................................        711,000        639,000
                                                                                     -------------  -------------
  Net income.......................................................................  $   1,319,345  $   1,134,234
                                                                                     -------------  -------------
Net income per common share........................................................  $         .30  $         .28
                                                                                     -------------  -------------
Weighted average number of common shares outstanding...............................      4,398,481      4,029,774
                                                                                     -------------  -------------
Dividends per share................................................................  $        .125  $        .125
                                                                                     -------------  -------------
                                                                                     -------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                   Boston Acoustics, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                      ----------------------------
                                                                                      JUNE 29, 1996  JUNE 28, 1997
                                                                                      -------------  -------------
Cash flows from operating activities:
   Net income.......................................................................   $ 1,319,345   $   1,134,234
Adjustments to reconcile net income to net cash provided by operating activities-
   Depreciation and amortization....................................................       345,032         408,316
Changes in assets and liabilities, net of acquisition of Snell Acoustics-
   Accounts receivable..............................................................       397,527         (22,897)
   Inventories......................................................................      (282,087)     (1,720,217)
   Prepaid expenses and other current assets........................................         4,364         452,457
   Accounts payable.................................................................        90,236         796,029
   Accrued payroll and other accrued expenses.......................................      (180,921)       (114,433)
   Accrued income taxes.............................................................       436,443         230,419
                                                                                      -------------  -------------
     Net cash provided by operating activities......................................     2,129,939       1,163,908
                                                                                      -------------  -------------
Cash flows from investing activities:
   Acquisition of Snell Acoustics...................................................    (2,564,749)            --
   Purchases of property and equipment, net.........................................      (515,636)        (58,845)
   Purchase of held-to-maturity investments.........................................    (1,195,684)            --
   Purchase of available-for-sale investments.......................................      (250,000)            --
   Proceeds from sale of available-for-sale investments.............................       575,857             --
   Proceeds from sale of held-to-maturity investments...............................     1,783,722         373,310
   Increase in other assets.........................................................       (11,019)         (2,589)
                                                                                      -------------  -------------
     Net cash provided by (used in) investing activities............................    (2,177,509)        311,876
                                                                                      -------------  -------------
Cash flows from financing activities:
   Dividends paid...................................................................      (551,088)       (523,279)
   Purchase of treasury stock.......................................................      (933,550)    (23,914,602)
   Proceeds from line of credit.....................................................           --       20,825,000
   Proceeds from exercise of stock options..........................................           --           56,661
                                                                                      -------------  -------------
     Net cash used in financing activities..........................................    (1,484,638)     (3,556,220)
                                                                                      -------------  -------------
Decrease in cash and cash equivalents...............................................    (1,532,208)     (2,080,436)

Cash and cash equivalents, beginning of period......................................     4,702,299       4,937,232
                                                                                      -------------  -------------
Cash and cash equivalents, end of period............................................   $ 3,170,091   $   2,856,796
                                                                                      -------------  -------------
Supplemental Disclosure of NonCash Financing Activities:
   Dividends payable................................................................   $   545,538   $     411,421
                                                                                      -------------  -------------
Supplemental Disclosure of Cash Flow Information:
   Cash paid for income taxes.......................................................   $   250,733   $     408,582
                                                                                      -------------  -------------
   Cash paid for interest...........................................................   $     5,007   $      66,844
                                                                                      -------------  -------------

The accompanying notes are an integral part of these consolidated financial statements.

                    BOSTON ACOUSTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

    The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three-month period ended June 28, 1997 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K filed on June 20, 1997.

(2) INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                                    MARCH 29, 1997  JUNE 28,1997
                                                                                    --------------  -------------
Raw materials and work-in process.................................................   $  5,889,305   $   6,637,363
Finished goods....................................................................      3,651,452       4,623,611
                                                                                    --------------  -------------
                                                                                     $  9,540,757   $  11,260,974
                                                                                    --------------  -------------
                                                                                    --------------  -------------

    Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3) NET INCOME PER COMMON SHARE

    Net income per common share is computed using the weighted average number of shares of common stock outstanding during each period. Common equivalent shares (stock options) have not been considered in the calculation of earnings per share as their effect would not be significant. Fully diluted earnings per share have not been presented as the amounts would not differ significantly from primary earnings per share. On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and early adoption is not permitted. When adopted by the Company, SFAS No. 128 will require restatement of prior year's earnings per share. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

(4) REDEMPTION OF COMMON STOCK AND LINE OF CREDIT

    On June 13, 1997, the Company repurchased an aggregate of 898,201 shares of its common stock from the estates of its co-founder, Francis L. Reed, and his wife, Dorothea T. Reed. The shares were repurchased at $26 5/8 per share or a total of approximately $23,915,000. Funds to complete the repurchase were obtained from an unsecured $25 million revolving line of credit agreement with a bank. At June 28, 1997 the Company had drawn down approximately $20.8 million on this line of credit.

(5) STOCK OPTIONS

    The following is a summary of stock option activity:

                                                                                                           WEIGHTED
                                                                           NUMBER OF         PRICE          AVERAGE
                                                                            OPTIONS          RANGE           PRICE
                                                                          -----------  -----------------  -----------
Outstanding at March 29, 1997...........................................     158,667   $   17.00--$19.50    $ 18.55
Options granted.........................................................     100,000   $      21.00         $ 21.00
Options exercised.......................................................      (3,333)  $      17.00         $ 17.00
                                                                          -----------  -----------------  -----------
Outstanding at June 28, 1997............................................     255,334   $   17.00--$21.00    $ 19.54
                                                                          -----------  -----------------  -----------
Exercisable at June 28, 1997............................................      55,416   $   17.00--$21.00    $ 18.92
                                                                          -----------  -----------------  -----------

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the results of operations for the three-month period ended June 29, 1996 and June 28, 1997 expressed as percentages of net sales.

                                                                                             THREE MONTHS ENDED
                                                                                      --------------------------------
                                                                                       JUNE 29, 1996    JUNE 28, 1997
                                                                                      ---------------  ---------------
Net sales...........................................................................         100.0%           100.0%

Cost of goods sold..................................................................          56.8             56.2
                                                                                             -----            -----
 Gross profit.......................................................................          43.2             43.8
                                                                                             -----            -----
Selling and marketing expenses......................................................          14.2             14.5

General & administrative expenses...................................................           5.3              7.4

Engineering & development expenses..................................................           6.6              7.9
                                                                                             -----            -----
                                                                                              26.1             29.8
                                                                                             -----            -----
 Income from operations.............................................................          17.1             14.0

Interest income, net................................................................           1.2               .3
                                                                                             -----            -----
 Income before provision for income taxes...........................................          18.3             14.3

Provision for income taxes..........................................................           6.4              5.2
                                                                                             -----            -----
 Net income.........................................................................          11.9%             9.1%
                                                                                             -----            -----

Net sales increased 12 percent, from approximately $11,052,000 during the first quarter of fiscal 1997 to approximately $12,415,000 during the first quarter of fiscal 1998. The overall sales increase during the three-month period ended June 28, 1997 was primarily due to increases of sales in both the home and automotive loudspeaker categories, particularly to international distributors. In addition, the Company began shipments of its new MicroMedia-TM- speaker systems to Gateway 2000, Inc. The MicroMedia system is a high performance system, consisting of a pair of miniature desktop speakers and a separate subwoofer containing a three-channel amplifier that powers the whole system. It is capable of producing true high fidelity sound for music, games and multi-media applications.

The Company's gross margin for the three-month period ended June 28, 1997 increased slightly as a percentage of net sales from 43.2% to 43.8% due primarily to a shift in the sales mix to loudspeaker models with slightly higher margins and the improvement in manufacturing efficiencies compared to the same period a year ago.

Total operating expenses increased both in absolute dollars and as a percentage of net sales during the three-month period ended June 28, 1997 as compared to the corresponding period in fiscal 1997. Selling and marketing expenses have increased primarily due to increased salaries and expenses associated with additional personnel affiliated with increased international sales volume. General and administrative expenses have increased due primarily to costs associated with operating results of the Snell Acoustics subsidiary, expenses resulting from the Gateway 2000 agreement and the costs associated with the redemption of the Company's outstanding common stock from the estates of its co-founder Francis L. Reed and his wife Dorothea T. Reed. Engineering and development expenses have increased primarily due to start-up expenses relating to fulfilling the Gateway 2000 orders.

Interest income, net decreased during the three-month period ended June 28, 1997 due primarily to the utilization of working capital and borrowings under the Company's line of credit in conjunction with the common stock repurchase.

The Company's effective income tax rate increased slightly from 35% for the three-month period ended June 29, 1996 to 36% for the three-month period ended June 28, 1997. The increase is primarily due to the decrease in investments in tax-free instruments which resulted in a reduction of tax benefits derived by the Company's Massachusetts securities corporation.

Net income for the first quarter of fiscal 1998 decreased 14% from approximately $1,319,000 in fiscal 1997 to $1,134,000 in fiscal 1998. Earnings per share decreased 7% from $.30 to $.28 per share for the three-month period ended June 28, 1997. This decrease was primarily the result of the increase in operating expenses, a decrease in interest income and an operating loss by the Snell subsidiary included in the consolidated results of operations.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of fiscal 1998, the Company financed its growth with cash generated by operations. As of June 28, 1997 the Company's working capital was approximately $20,259,000. The Company's cash and cash equivalents were approximately $2,857,000, short-term investments were approximately $2,587,000, and long-term investments were approximately $656,000. The Company's cash and cash equivalents at June 28, 1997 decreased by approximately $2,080,000 from March 29, 1997 primarily as a result of the repurchase of common stock during the quarter. The Company has two lines of credit with two banking institutions totaling $26,500,000. At June 28, 1997 the Company had borrowings totaling $20,825,000 under one line of credit.

The Company believes that its resources are adequate to meet its requirements for working capital and capital expenditures through the next twelve months.

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers, or employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations, possible acquisitions, and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to:

the continued and future acceptance of the Company's products, the rate of growth in the audio industry; the presence of competitors with greater technical marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving consumer demands; capacity and supply constraints or difficulties; and the Company's ability to successfully integrate new operations. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to
Exhibit 99 of the Company's Annual Report on Form 10-K for fiscal year March 30, 1996.

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

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits required by Item 601 of Regulation S-K

           Exhibit 10.1--Loan Agreement dated as of June 13, 1997 between Boston Acoustics, Inc. and State Street Bank and Trust Company.

           Exhibit 10.2--Revolving Credit Note dated as of June 13, 1997 in the amount of $25,000,000 made by Boston Acoustics, Inc. payable to the order of State Street Bank and Trust Company.

           Exhibit 10.3--Stock Redemption Agreement dated as of June 13, 1997 by and among Boston Acoustics, Inc. and Valerie R. Cohen, Lisa M. Mooney and Paul F. Reed as Executors of the Estate of Francis L. Reed and the Estate of Dorothea T. Reed.

           Exhibit 27.--Financial Data Schedule

        b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended June 28, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Boston Acoustics, Inc.
                                      Registrant



Date: August 8, 1997                  By: s/Andrew G. Kotsatos
                                         ------------------------------------
                                            Andrew G. Kotsatos
                                            Director, Chief Executive Officer
                                            and Treasurer

Date: August 8, 1997                  By: s/Fred E. Faulkner, Jr.
                                         ------------------------------------
                                            Fred E. Faulkner, Jr.
                                            President and Chief
                                            Operating Officer