Form 10-Q
period 1997-09-27
BOSTON ACOUSTICS INC
filed 1997-11-10
CIK 805268

-------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                              ----------------
                                 FORM 10-Q

(Mark One)
          [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934
             for the quarterly period ended September 27, 1997
                                     or
           [] Transition Report pursuant to Section 13 or 15 (d)
                  of the Securities Exchange Act of 1934
          for the transition period from __________ to __________

Commission File No. 33-9875

                     ----------------------------------
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


                              (978) 538-5000
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes [X]            No []

There were 3,307,669 shares of Common Stock issued and outstanding as of November 1, 1997.
--------------------------------------------------------------------------------

                          Boston Acoustics, Inc.

                                   INDEX

                                                                             PAGE
                                                                             ----
Part I:  Financial Information
   Item 1.  Financial Statements

            Consolidated Balance Sheets (Unaudited)-
            March 29, 1997 and September 27, 1997                              4

            Consolidated Statements of Income (Unaudited)-
            Three months and Six months ended September 28, 1996
            and September 27, 1997                                             6

            Consolidated Statements of Cash Flows (Unaudited)-
            Six months ended September 28, 1996 and
            September 27, 1997                                                 7

            Notes to Unaudited Consolidated Financial Statements               8

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         10

Part II: Other Information

            Items 1 through 6                                                 13

            Signatures                                                        14

                      PART I: FINANCIAL INFORMATION

                       ITEM 1: FINANCIAL STATEMENTS

                  Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Balance Sheets
                                (Unaudited)

                                   ASSETS

                                                                                MARCH 29, 1997  SEPTEMBER 27, 1997
                                                                                --------------  ------------------
Current Assets:
     Cash and cash equivalents..............................................    $   4,937,232    $       980,144
     Short-term investments.................................................        2,594,454            675,553
     Accounts receivable, net of reserves of
       approximately $411,000
       and $430,000, respectively...........................................        9,328,881         12,916,770
     Inventories............................................................        9,540,757         13,352,407
     Deferred income taxes..................................................          791,000            791,000
     Prepaid expenses and other current assets..............................          809,761            362,605
                                                                                --------------  ------------------
        Total current assets................................................       28,002,085         29,078,479
                                                                                --------------  ------------------
Property and Equipment, at cost:
     Land...................................................................        1,433,365          1,433,365
     Building...............................................................        7,012,347          7,025,557
     Machinery and equipment................................................        7,414,269          7,883,542
     Office equipment and furniture.........................................        1,597,499          1,724,077
     Motor vehicles.........................................................          373,177            267,551
                                                                                --------------  ------------------
                                                                                   17,830,657         18,334,092
     Less-accumulated depreciation
       and amortization.....................................................        6,936,205          7,445,385
                                                                                --------------  ------------------
                                                                                   10,894,452         10,888,707
                                                                                --------------  ------------------
Other Assets:

     Long-term investments..................................................        1,022,164           --
     Other assets...........................................................        2,311,411          2,040,370
                                                                                --------------  ------------------
       Total other assets...................................................        3,333,575          2,040,370
                                                                                --------------  ------------------
                                                                                 $ 42,230,112     $   42,007,556
                                                                                --------------  ------------------
                                                                                --------------  ------------------

    The accompanying notes are an integral part of these consolidated financial statements.

                  Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Balance Sheets
                                (Unaudited)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                MARCH 29, 1997  SEPTEMBER 27, 1997
                                                                                --------------  ------------------
Current Liabilities:
Accounts payable..............................................................   $  1,020,146     $    2,836,328
Accrued payroll and payroll-
  related expenses............................................................      1,210,101          1,341,528
Dividends payable.............................................................        523,279            413,462
Current maturity of line of credit............................................        --               2,825,000
Other accrued expenses........................................................        499,446            989,634
Accrued income taxes..........................................................         68,135            393,163
                                                                                --------------  ------------------
     Total current liabilities................................................      3,321,107          8,799,115
                                                                                --------------  ------------------
Line of credit (Note 4).......................................................        --              15,475,000

Commitments

Shareholders' Equity:

Common stock, $.01 par value
   Authorized--6,000,000 shares
   Issued--4,602,954 and 4,622,620
     shares at March 29, 1997 and
     September 27, 1997, respectively.........................................         46,029             46,226
Additional paid-in capital....................................................      4,973,409          5,424,401
                                                                                --------------  ------------------
Retained earnings.............................................................     38,322,082         40,607,781
                                                                                --------------  ------------------
                                                                                   43,341,520         46,078,408
Less-Treasury stock, 416,720 and 1,309,921
   shares at March 29, 1997 and
   September 27, 1997, respectively, at cost...................................     4,432,515         28,344,967
                                                                                --------------  ------------------
     Total shareholders' equity................................................    38,909,005         17,733,441
                                                                                --------------  ------------------
                                                                                 $ 42,230,112     $   42,007,556
                                                                                --------------  ------------------
                                                                                --------------  ------------------

    The accompanying notes are an integral part of these consolidated financial statements.

                    Boston Acoustics, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      ----------------------------  ----------------------------
                                                      SEPTEMBER 28,  SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,
                                                          1996           1997           1996           1997
                                                      -------------  -------------  -------------  -------------
Net sales...........................................  $  12,199,188  $  18,135,969  $  23,251,045  $  30,551,245
Cost of goods sold..................................      7,172,450     10,909,372     13,449,191     17,883,510
                                                      -------------  -------------  -------------  -------------
  Gross profit......................................      5,026,738      7,226,597      9,801,854     12,667,735
                                                      -------------  -------------  -------------  -------------
Selling and
  marketing expenses................................      1,789,233      1,944,403      3,359,305      3,748,072

General and
  administrative expenses...........................        727,793      1,162,937      1,312,010      2,080,942

Engineering and
  development expenses..............................        770,051        587,049      1,502,143      1,563,349
                                                      -------------  -------------  -------------  -------------
     Total expenses.................................      3,287,077      3,694,389      6,173,458      7,392,363
                                                      -------------  -------------  -------------  -------------
     Income from operations.........................      1,739,661      3,532,208      3,628,396      5,275,372

Interest income.....................................        116,422         45,699        263,039        142,613
Interest expense....................................         (5,861)      (374,560)       (10,868)      (441,404)
                                                      -------------  -------------  -------------  -------------
     Income before provision
       for income taxes.............................      1,850,222      3,203,347      3,880,567      4,976,581

Provision for income taxes..........................        647,000      1,227,000      1,358,000      1,866,000
                                                      -------------  -------------  -------------  -------------
   Net income.......................................  $   1,203,222  $   1,976,347  $   2,522,567  $   3,110,581
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Net income per common share.........................  $         .28  $         .58  $         .58  $         .83
                                                      -------------  -------------  -------------  -------------
Weighted average number of
  common and common
  equivalent shares
  outstanding.......................................      4,313,499      3,388,454      4,355,990      3,745,680
                                                      -------------  -------------  -------------  -------------
Dividends per share.................................  $        .125  $        .125  $         .25  $         .25
                                                      -------------  -------------  -------------  -------------

    The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                       SIX MONTHS ENDED
                                                                            --------------------------------------
                                                                            SEPTEMBER 28, 1996  SEPTEMBER 27, 1997
                                                                            ------------------  ------------------
Cash flows from operating activities:
   Net income.............................................................    $    2,522,567      $    3,110,581
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities-
   Depreciation and amortization..........................................           785,482             809,523
   Compensation expense related to restricted
     stock and warrants...................................................             --                181,012
Changes in assets and liabilities, net of acquisition of
     Snell Acoustics in Fiscal 1997-
   Accounts receivable....................................................          (348,827)         (3,587,889)
   Inventories............................................................          (202,925)         (3,811,650)
   Prepaid expenses and other current assets..............................           (18,500)            447,156
   Accounts payable.......................................................           329,994           1,816,182
   Accrued payroll and other accrued expenses.............................             3,992             621,615
   Accrued income taxes...................................................           (34,843)            325,028
                                                                            ------------------  ------------------
     Net cash provided by (used in) operating activities..................         3,036,940             (88,442)
                                                                            ------------------  ------------------
Cash flows from investing activities:
   Acquisition of Snell Acoustics.........................................        (2,602,475)           --
   Purchase of property and equipment, net................................          (927,961)           (503,435)
   Purchase of held-to-maturity investments...............................        (1,604,391)           --
   Purchase of available-for-sale investments.............................          (250,000)           --
   Proceeds from sale of available-for-sale investments...................           825,857            --
   Proceeds from sale of held-to-maturity investments.....................         3,148,536           2,941,065
   Increase in other assets...............................................           (15,316)            (29,301)
                                                                            ------------------  ------------------
     Net cash provided by (used in) investing activities..................        (1,425,750)          2,408,329
                                                                            ------------------  ------------------
Cash flows from financing activities:
   Dividends paid.........................................................        (1,096,625)           (934,700)
   Purchase of treasury stock.............................................        (2,698,925)        (23,912,452)
   Proceeds from line of credit...........................................          --                21,125,000
   Payments on line of credit.............................................          --                (2,825,000)
   Proceeds from exercise of stock options................................          --                   270,177
                                                                            ------------------  ------------------
     Net cash used in financing activities................................        (3,795,550)         (6,276,975)
                                                                            ------------------  ------------------
Decrease in cash and cash equivalents.....................................        (2,184,360)         (3,957,088)

Cash and cash equivalents, beginning of period............................         4,702,299           4,937,232
                                                                            ------------------  ------------------
Cash and cash equivalents, end of period..................................    $    2,517,939      $      980,144
                                                                            ------------------  ------------------
Supplemental Disclosure of NonCash Financing Activities:
   Dividends payable......................................................    $      534,538      $      413,462
                                                                            ------------------  ------------------
Supplemental Disclosure of Cash Flow Information:
   Cash paid for income taxes.............................................    $    1,444,020      $    1,540,582
                                                                            ------------------  ------------------
   Cash paid for interest.................................................    $       10,868      $      441,404
                                                                            ------------------  ------------------

    The accompanying notes are an integral part of these consolidated financial statements.

                  BOSTON ACOUSTICS, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

    The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and six-month periods ended September 27, 1997 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K for fiscal year ended March 29, 1997.

(2) INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                                MARCH 29, 1997  SEPTEMBER 27,1997
                                                                                --------------  -----------------
Raw materials and work-in process.............................................   $  5,889,305    $     6,203,727
Finished goods................................................................      3,651,452          7,148,680
                                                                                --------------  -----------------
                                                                                 $  9,540,757    $    13,352,407
                                                                                --------------  -----------------
                                                                                --------------  -----------------

    Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3) NET INCOME PER COMMON SHARE

    Net income per common share for the three-month and six-month periods ended September 27, 1997 are based upon the weighted average number of shares of common stock outstanding and the dilutive effect of common stock equivalents (stock options). Fully diluted earnings per share have not been presented as the amounts would not differ significantly from primary earnings per share. Net income per common share for the three-month and six-month periods ended September 28, 1996 are based upon the weighted average number of common shares outstanding. Common stock equivalents (stock options) were not considered in the calculation of net income per share as their effect was not significant.

    On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997, and early adoption is not permitted. When adopted by the Company, SFAS No. 128 will require restatement of prior year's earnings per share. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

(4) REDEMPTION OF COMMON STOCK AND LINE OF CREDIT

    On June 13, 1997, the Company repurchased an aggregate of 898,201 shares of its common stock from the estates of its co-founder, Francis L. Reed, and his wife, Dorothea T. Reed. The shares were repurchased at $26 5/8 per share or a total of approximately $23,915,000. Funds to complete the repurchase were obtained from an unsecured $25 million revolvoing line of credit agreement with a bank. At September 27, 1997 the Company had drawn down approximately $18.3 million on this line of credit.

(5) STOCK OPTIONS

    The following is a summary of stock option activity for the six months ended September 27, 1997:

                                                                                                           WEIGHTED
                                                                           NUMBER OF         PRICE          AVERAGE
                                                                            OPTIONS          RANGE           PRICE
                                                                          -----------  -----------------  -----------
Outstanding at March 29, 1997...........................................     158,667   $    17.00-$19.50   $   18.55
Options granted.........................................................     100,000   $       21.00       $   21.00
Options exercised.......................................................     (14,666)  $    17.00-$19.25   $   18.57
Options canceled........................................................      (1,000)  $       19.50       $   19.50
                                                                          -----------  -----------------  -----------
Outstanding at September 27, 1997.......................................     243,001   $    17.00-$21.00   $   19.51
                                                                          -----------  -----------------  -----------
Exercisable at September 27, 1997.......................................      40,417   $    17.00-$21.00   $   20.45
                                                                          -----------  -----------------  -----------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the results of operations for the three-month and six-month periods ended September 28, 1996 and September 27, 1997 expressed as percentages of net sales.

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       --------------------------------  --------------------------------
                                                        SEPTEMBER 28,    SEPTEMBER 27,    SEPTEMBER 28,    SEPTEMBER 27,
                                                            1996             1997             1996             1997
                                                       ---------------  ---------------  ---------------  ---------------
Net sales............................................         100.0%           100.0%           100.0%           100.0%

Cost of goods sold...................................          58.8             60.2             57.8             58.5
                                                              -----            -----            -----            -----
 Gross profit........................................          41.2             39.8             42.2             41.5
                                                              -----            -----            -----            -----
Selling and marketing
     expenses........................................          14.6             10.7             14.5             12.3

General & administrative
     expenses........................................           6.0              6.4              5.6              6.8

Engineering & development
     expenses........................................           6.3              3.2              6.5              5.1
                                                              -----            -----            -----            -----
                                                               26.9             20.3             26.6             24.2
                                                              -----            -----            -----            -----
 Income from operations..............................          14.3             19.5             15.6             17.3

Interest income (expense), net.......................           0.9             (1.8)             1.1             (1.0)
                                                              -----            -----            -----            -----
 Income before provision for
  income taxes.......................................          15.2             17.7             16.7             16.3

Provision for income taxes...........................           5.3              6.8              5.9              6.1
                                                              -----            -----            -----            -----
 Net income..........................................           9.9%            10.9%            10.8%            10.2%
                                                              -----            -----            -----            -----

    Net sales increased 49 percent, from approximately $12,199,000 during the second quarter of fiscal 1997 to approximately $18,136,000 during the second quarter of fiscal 1998. For the six months ended September 27, 1997 net sales increased approximately 31% from $23,251,000 to approximately $30,551,000. The overall sales increase was primarily due OEM sales of our new MicroMedia-TM- speaker system to Gateway 2000, Inc., and in addition includes sales growth in our international business.

The Company's gross margin for the three-month and six-month periods ended September 27, 1997 decreased as a percentage of net sales due primarily to a shift in the sales mix to loudspeaker models with slightly lower margins, particularly OEM sales of our multimedia speaker systems.

Total operating expenses increased in absolute dollars but decreased as a percentage of net sales during both the three-month and six-month periods ended September 27, 1997. Selling and marketing expenses have increased in absolute dollars primarily due to increased salaries and benefits relating to additional personnel, as well as increased advertising and literature costs associated with new product introductions of the Snell Acoustics subsidiary. General and administrative expenses have increased in absolute dollars for both the three-month and six-month periods due primarily to costs associated with the operating results of the Snell subsidiary. Engineering and development expenses for the three-month period decreased in absolute dollars while remaining relatively stable for the six-month period ended September 27, 1997 primarily due to lower product development expenses compared to the same periods a year ago.

Interest income of a year ago was replaced by net interest expense during the three-month and six-month periods ended September 27, 1997 primarily due to the utilization of working capital and borrowings under the Company's line of credit in conjunction with the common stock repurchase in June 1997.

The Company's effective income tax rate increased from 35% for both the three-month and six-month periods ended September 28, 1996 to 38% and 37.5% for the three-month period and the six-month period ended September 27, 1997, respectively. The increase is primarily due to the decrease in tax-free instruments held by the Company which resulted in a reduction of tax benefits derived by the Company's Massachusetts securities corporation.

Net income for the second quarter increased 64%, from approximately $1,203,000 in fiscal 1997 to $1,976,000 in fiscal 1998 while earnings per share increased from $.28 to $.58 per share. Net income for the six-month period ended September 27, 1997 increased 23% from approximately $2,523,000 in fiscal 1997 to approximately $3,111,000 in fiscal 1998, while earnings per share for the six-month period increased from $.58 to $.83 per share. The increase in net income for the three and six-month periods ended September 27, 1997 is primarily the result of the increased sales growth, which was offset by the decrease in interest income and the operating loss by the Snell subsidiary included in the consolidated results of operations.

The Company has received initial orders pursuant to its contract with Gateway 2000, Inc., and the Company expects to receive, under the minimum purchase terms of the contract, significant additional orders from Gateway. Since the contract does not contain a schedule with which Gateway must comply in placing orders, orders by Gateway may fluctuate significantly from quarter to quarter over the term of the contract. Assuming Gateway places orders in the quantity required under the contract by March 1998, a substantial portion of the Company's revenues for the current fiscal year is expected to be derived from its contract with Gateway.

LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 1997 the Company's working capital was approximately $20,279,000. The Company's cash and cash equivalents were approximately $980,000, and short-term investments were approximately $676,000. The Company's cash and cash equivalents at September 27, 1997 decreased by approximately $3,957,000 from March 29, 1997 primarily as a result of the repurchase of common stock during June 1997 and the increase in inventory and accounts receivable relating to the Company's OEM business. The Company has two lines of credit with two banking institutions totaling $26,500,000. At September 27, 1997 the Company had borrowings totaling $18,300,000 under one line of credit.

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of the Shareholders of the Company held on August 12, 1997, shareholders acted affirmatively to elect nominees for directors proposed by management. Each Director is to serve until the next Annual Meeting of Shareholders and thereafter until his/her successor is elected and qualified.

                                                                                        VOTES          VOTES
                                                                                        "FOR"       "WITHHELD"
                                                                                      ----------  ---------------
     Andrew G. Kotsatos.............................................................   3,128,553        18,746
     Fred E. Faulkner, Jr...........................................................   3,127,653        19,646
     George J. Markos...............................................................   3,125,353        21,946
     Lisa M. Mooney.................................................................   3,128,053        19,246
     Gerald Walle...................................................................   3,125,253        22,046

    Shareholders also approved the 1997 Stock Plan. A total of 2,854,600 votes were cast in favor of the proposal, 133,398 votes were cast against, and there were 27,341 abstentions.

    Shareholders also voted to ratify the action of the Directors in selecting Arthur Andersen LLP as auditors of the Company. A total of 3,125,885 votes were cast in favor of the proposal, 3,114 votes were cast against, and there were 18,300 abstentions.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits

            Exhibit 27 -- Financial Data Schedule

        b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended September 27, 1997.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BOSTON ACOUSTICS, INC.
                                REGISTRANT




DATE: NOVEMBER 1, 1997          BY: S/ANDREW G. KOTSATOS
                                    ---------------------
                                      ANDREW G. KOTSATOS
                                      DIRECTOR, CHIEF EXECUTIVE OFFICER
                                      AND TREASURER




DATE: NOVEMBER 1, 1997          BY: S/FRED E. FAULKNER, JR.
                                    -----------------------
                                      FRED E. FAULKNER, JR.
                                      PRESIDENT AND CHIEF
                                      OPERATING OFFICER