Form 10-K/A
period 1997-03-29
BOSTON ACOUSTICS INC
filed 1997-11-12
CIK 805268

------------------------------------------------------------------------------
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   ----------



                                    FORM 10-K/A
                                  Amendment No. 1
(Mark One)
             [X] Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 [Fee Required]
                  for the fiscal year ended March 29, 1997
                                       or
               [] Transition Report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ___________ to ___________

Commission File No. 33-9875
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

    (3) Listing of Exhibits

         Exhibits
    3.A.      -    Articles of Organization (1)
    3.B.      -    Amendment to Articles of Organization (1)
    3.C.      -    Second Amendment to Articles of Organization (1)
    3.D.      -    Bylaws (1)
    4.A.      -    Specimen Share Certificate (1)
    10.A+     -    1996 Stock Plan adopted by Boston Acoustics, Inc. on
                   February 20, 1996, as amended (6)
    10.B.+    -    1986 Incentive Stock Option Plan adopted by Boston
                   Acoustics, Inc. on October 15, 1986, as amended (2)
    10.C.     -    Lease between Boston Acoustics, Inc. and Newburyport
                   Turnpike Associates Limited Partnership dated August 24,
                   1988 relating to office and manufacturing facilities (3)
    10.D.     -    First Amendment between Boston Acoustics, Inc. and
                   Newburyport Turnpike Associates Limited Partnership dated
                   March 23, 1994 relating to office and manufacturing
                   facilities (4)
    10.E#     -    Purchase Agreement dated March 27, 1997 by and between
                   Gateway 2000, Inc. and Boston Acoustics, Inc. (6)
    10.F      -    Boston Acoustics, Inc. Warrant naming Gateway 2000, Inc.
                   as registered holder. (6)
    10.G#     -    Letter of Agreement dated January 14, 1997 by and between
                   Gateway 2000, Inc. and Boston Acoustics, Inc. (6)
    13.   *   -    1997 Annual Report to Shareholders
    21.       -    Subsidiaries of the Registrant (6)
    23.       -    Consent of Independent Public Accountants (6)
    27.       -    Financial Data Schedule (6)
    99.       -    "Safe Harbor" Statement under Private Securities Litigation
                   Reform Act of 1995 (5)

* Indicates an exhibit which is filed herewith.
+ Indicates an exhibit which constitutes an executive compensation plan. # Indicates that portions of the exhibit were omitted pursuant to a request for confidential treatment.
________________

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

(6) Incorporated by reference to the similarly numbered exhibit in Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 1997.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the last quarter covered by this report, and no other such reports were filed subsequent to March 29, 1997 through the date of this report.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on the 11th day of November 1997.


                                            BOSTON ACOUSTICS, INC.
                                              (Registrant)


                                            BY: / s/Andrew G. Kotsatos
                                                --------------------------
                                                  Andrew G. Kotsatos
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures              Capacities                              Date



s/Andrew G. Kotsatos     Director, Chief Executive               11/11/97
-----------------------                                         ----------
Andrew G. Kotsatos       Officer and Treasurer


s/Fred E. Faulkner, Jr.  Director, President and                 11/11/97
-----------------------                                         ----------
Fred E. Faulkner, Jr.    Chief Operating Officer


s/Debra A. Ricker-Rosato Vice President and                      11/11/97
------------------------                                         ---------
Debra A. Ricker-Rosato   Chief Accounting Officer


s/George J. Markos       Director                                11/11/97
-----------------------                                          ---------
George J. Markos


s/Lisa M. Mooney         Director                                11/11/97
-----------------------                                          ---------
Lisa M. Mooney