Form 10-Q
period 1997-12-27
BOSTON ACOUSTICS INC
filed 1998-02-10
CIK 805268

------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                     --------
                                     FORM 10-Q

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _________   TO __________

COMMISSION FILE NO. 33-9875

                                    -----------------
                                  BOSTON ACOUSTICS, INC.
                   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


MASSACHUSETTS                                               04-2662473
(STATE OR OTHER  JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

300 JUBILEE DRIVE                                           01960
PEABODY, MASSACHUSETTS                                      (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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

                                               Yes [X] No [ ]



There were 3,310,964 shares of Common Stock issued and outstanding as of February 3, 1998.

------------------------------------------------------------------------------

                                 Boston Acoustics, Inc.

                                        INDEX

                                                                        PAGE
                                                                        ----
Part I:  Financial Information

   Item 1.  Financial Statements

            Consolidated Balance Sheets (Unaudited)-March 29, 1997
            and December 27, 1997..................................       4

            Consolidated Statements of Income (Unaudited)-Three
            months and Nine months ended December 28, 1996 and
            December 27, 1997......................................       6

            Consolidated Statements of Cash Flows (Unaudited)-Nine
            months ended December 28, 1996 and December 27, 1997...       7

            Notes to Unaudited Consolidated Financial Statements......    8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............   10


Part II: Other Information

            Items 1 through 6.........................................   13

            Signatures................................................   14

                             PART I:  FINANCIAL INFORMATION

                             Item 1:  Financial Statements

                    Boston Acoustics, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                               (Unaudited)


                                 ASSETS


                                                           MARCH 29, 1997      DECEMBER 27, 1997
                                                           --------------      -----------------
Current Assets:
  Cash and cash equivalents..............................     $4,937,232           $   1,562,830
  Short-term investments.................................      2,594,454                 255,196
  Accounts receivable, net of reserves of approximately
   $411,000 and $477,000, respectively...................      9,328,881              15,489,514
  Inventories............................................      9,540,757              12,265,860
  Deferred income taxes..................................        791,000                 791,000
  Prepaid expenses and other current assets..............        809,761                 236,426
                                                             -----------             -----------
    Total current assets.................................     28,002,085              30,600,826
                                                             -----------             -----------
Property and Equipment, at cost:
  Land...................................................      1,433,365               1,433,365
  Building...............................................      7,012,347               7,033,121
  Machinery and equipment................................      7,414,269               7,962,474
  Office equipment and furniture.........................      1,597,499               1,794,950
  Motor vehicles.........................................        373,177                 264,651
                                                             -----------             -----------
                                                              17,830,657              18,488,561
  Less-accumulated depreciation and
   amortization..........................................      6,936,205               7,760,675
                                                             -----------             -----------
                                                              10,894,452              10,727,886
                                                             -----------             -----------
Other Assets:

  Long-term investments..................................      1,022,164                     --
  Other assets...........................................      2,311,411               1,892,838
                                                             -----------             -----------
   Total other assets....................................      3,333,575               1,892,838
                                                             -----------             -----------
                                                             $42,230,112             $43,221,550
                                                             -----------             -----------
                                                             -----------             -----------

The accompanying notes are an integral part of these consolidated financial statements.

                       Boston Acoustics, Inc. and Subsidiaries
                            Consolidated Balance Sheets
                                   (Unaudited)

                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                MARCH 29, 1997  DECEMBER 27, 1997
                                                                                --------------  -----------------
Current Liabilities:
Accounts payable..............................................................    $ 1,020,146       $ 2,715,482
Accrued payroll and payroll-related expenses..................................      1,210,101         1,270,610
Dividend payable..............................................................        523,279           413,871
Current maturity of line of credit............................................             --         2,825,000
Other accrued expenses........................................................        499,446         1,309,002
Accrued income taxes..........................................................         68,135           263,774
                                                                                 ------------       -----------
       Total current liabilities..............................................      3,321,107         8,797,739
                                                                                 ------------       -----------

Line of credit (Note 4).......................................................             --        13,175,000

Commitments

Shareholders' Equity:

Common stock, $.01 par value
  Authorized--6,000,000 shares
    Issued--4,602,954 and 4,620,885 shares at March 29, 1997 and
    December 27, 1997, respectively...........................................         46,029            46,209
Additional paid-in capital....................................................      4,973,409         5,741,249
Retained earnings.............................................................     38,322,082        43,806,270
                                                                                 ------------       -----------
                                                                                   43,341,520        49,593,728
Less-Treasury stock, 416,720 and 1,309,921 shares at March 29, 1997 and
  December 27, 1997, respectively, at cost....................................      4,432,515        28,344,917
                                                                                 ------------       -----------
       Total shareholders' equity.............................................     38,909,005        21,248,811
                                                                                 ------------       -----------
                                                                                  $42,230,112       $43,221,550
                                                                                 ------------       -----------
                                                                                 ------------       -----------

The accompanying notes are an integral part of these consolidated financial statements.

                       Boston Acoustics, Inc. and Subsidiaries
                         Consolidated Statements of Income
                                   (Unaudited)

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                              ----------------------------  ----------------------------
                                              DECEMBER 28,   DECEMBER 27,   DECEMBER 28,   DECEMBER 27,
                                                  1996           1997           1996           1997
                                              -------------  -------------  -------------  -------------
Net sales...................................  $14,778,732     $27,187,429    $38,029,777    $57,738,674
Cost of goods sold..........................    8,320,461      16,727,826     21,769,652     34,611,336
                                               ----------     -----------    -----------    -----------
  Gross profit..............................    6,458,271      10,459,603     16,260,125     23,127,338
                                               ----------     -----------    -----------    -----------
Selling and marketing expenses..............    2,078,761       2,267,937      5,438,066      6,016,009
General and administrative expenses.........      892,384       1,023,254      2,204,394      3,104,196
Engineering and development expenses........      807,389         927,535      2,309,532      2,490,884
                                               ----------     -----------    -----------    -----------
  Total expenses............................    3,778,534       4,218,726      9,951,992     11,611,089
                                               ----------     -----------    -----------    -----------
  Income from operations....................    2,679,737       6,240,877      6,308,133     11,516,249
Interest income.............................       93,068          26,159        356,784        168,772
Interest expense............................      (10,084)       (347,676)       (21,629)      (789,080)
                                               ----------     -----------    -----------    -----------
  Income before provision for income taxes..    2,762,721       5,919,360      6,643,288     10,895,941
Provision for income taxes..................      968,000       2,307,000      2,326,000      4,173,000
                                               ----------     -----------    -----------    -----------
  Net income................................   $1,794,721     $ 3,612,360    $ 4,317,288    $ 6,722,941
                                               ----------     -----------    -----------    -----------
                                               ----------     -----------    -----------    -----------
Basic earnings per share....................   $      .42     $      1.09    $      1.00    $      1.90
                                               ----------     -----------    -----------    -----------
                                               ----------     -----------    -----------    -----------
Diluted earnings per share..................   $      .42     $      1.05    $      1.00    $      1.85
                                               ----------     -----------    -----------    -----------
                                               ----------     -----------    -----------    -----------
Weighted average shares outstanding

  Basic.....................................    4,241,914       3,309,348      4,317,965      3,546,943
                                              -----------     -----------    -----------    -----------
                                              -----------     -----------    -----------    -----------
  Diluted...................................    4,242,503       3,426,755      4,321,678      3,640,048
                                              -----------     -----------    -----------    -----------
                                              -----------     -----------    -----------    -----------
Dividends per share.........................  $      .125     $      .125    $      .375    $      .375
                                              -----------     -----------    -----------    -----------
                                              -----------     -----------    -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                        Boston Acoustics, Inc. and Subsidiaries
                         Consolidated Statements of Cash Flows
                                     (Unaudited)

                                                                                      NINE MONTHS ENDED
                                                                             ------------------------------------
                                                                             DECEMBER 28, 1996  DECEMBER 27, 1997
                                                                             -----------------  -----------------
Cash flows from operating activities:
  Net income...............................................................    $   4,317,288      $   6,722,941
Adjustments to reconcile net income to net cash provided by operating
  activities-Depreciation and amortization.................................        1,263,622          1,274,934
  Compensation expense related to restricted stock and warrants............         --                  434,227
Changes in assets and liabilities, net of acquisition of Snell Acoustics in
  Fiscal 1997
  Accounts receivable......................................................       (2,322,165)        (6,160,633)
  Inventories..............................................................         (709,194)        (2,725,103)
  Prepaid expenses and other current assets................................           82,284            573,335
  Accounts payable.........................................................          214,244          1,695,336
  Accrued payroll and other accrued expenses...............................         (224,644)           870,065
  Accrued income taxes.....................................................          (76,143)           195,639
                                                                             -----------------  -----------------
    Net cash provided by operating activities..............................        2,545,292          2,880,741
                                                                             -----------------  -----------------
Cash flows from investing activities:
  Acquisition of Snell Acoustics...........................................       (2,615,675)          --
  Purchase of property and equipment, net..................................       (1,238,996)          (657,904)
  Purchase of held-to-maturity investments.................................       (1,763,980)          --
  Purchase of available-for-sale investments...............................         (250,000)          --
  Proceeds from sale of available-for-sale investments.....................        1,325,857           --
  Proceeds from sale of held-to-maturity investments.......................        5,037,792          3,361,422
  Increase in other assets.................................................          (55,001)           (31,892)
                                                                             -----------------  -----------------
    Net cash provided by investing activities..............................          439,997          2,671,626
                                                                             -----------------  -----------------
Cash flows from financing activities:
  Dividends paid...........................................................       (1,631,163)        (1,348,162)
  Purchase of treasury stock...............................................       (4,348,725)       (23,912,402)
  Proceeds from line of credit.............................................         --               21,125,000
  Payments on line of credit...............................................         --               (5,125,000)
  Proceeds from exercise of stock options..................................         --                  333,795
                                                                             -----------------  -----------------
    Net cash used in financing activities..................................       (5,979,888)        (8,926,769)
                                                                             -----------------  -----------------
Decrease in cash and cash equivalents......................................       (2,994,599)        (3,374,402)
Cash and cash equivalents, beginning of period.............................        4,702,299          4,937,232
                                                                             -----------------  -----------------
Cash and cash equivalents, end of period...................................    $   1,707,700      $   1,562,830
                                                                             -----------------  -----------------
                                                                             -----------------  -----------------
Supplemental Disclosure of NonCash Financing Activities:
  Dividends payable........................................................    $     523,238      $     413,871
                                                                             -----------------  -----------------
                                                                             -----------------  -----------------
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes...............................................    $   2,378,320      $   4,003,599
                                                                             -----------------  -----------------
                                                                             -----------------  -----------------
  Cash paid for interest...................................................    $      21,629      $     789,080
                                                                             -----------------  -----------------
                                                                             -----------------  -----------------

The accompanying notes are an integral part of these consolidated financial statements.

                       BOSTON ACOUSTICS, INC. AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1) BASIS OF PRESENTATION

    The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and nine-month periods ended December 27, 1997 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K for fiscal year ended March 29, 1997.

(2) INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                                 MARCH 29, 1997  DECEMBER 27,1997
                                                                                 --------------  ----------------
Raw materials and work-in process..............................................   $ 5,889,305     $ 6,810,458
Finished goods.................................................................     3,651,452       5,455,402
                                                                                  -----------     -----------
                                                                                  $ 9,540,757     $12,265,860
                                                                                  -----------     -----------
                                                                                  -----------     -----------

    Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3) NET INCOME PER COMMON SHARE

    On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. During the three-month period ending December 27, 1997 the Company adopted SFAS No. 128 and is now required to report both basic and diluted earnings per share. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options and warrants). The Company has restated earnings per share for the comparative periods for fiscal 1997 as required by SFAS No. 128.

(4) REDEMPTION OF COMMON STOCK AND LINE OF CREDIT

    On June 13, 1997, the Company repurchased an aggregate of 898,201 shares of its common stock from the estates of its co-founder, Francis L. Reed, and his wife Dorothea T. Reed. The shares were repurchased at $26 5/8 per share or a total of approximately $23,915,000. Funds to complete the repurchase were obtained from an unsecured $25 million revolving line of credit agreement with a bank. At December 27, 1997 the Company's balance under this line of credit was approximately $16 million.

(5) STOCK OPTIONS

    The following is a summary of stock option activity for the nine months ended December 27, 1997:

                                                                                                           WEIGHTED
                                                                           NUMBER OF         PRICE          AVERAGE
                                                                            OPTIONS          RANGE           PRICE
                                                                          -----------  -----------------  -----------
Outstanding at March 29, 1997...........................................     158,667   $   17.00--$19.50   $   18.55
Options granted.........................................................     100,000   $           22.00   $   22.00
Options exercised.......................................................     (17,931)  $    17.00-$19.50   $   18.74
Options canceled........................................................      (2,000)  $    17.50-$19.50   $   18.50
                                                                             -------   -----------------   ---------
Outstanding at December 27, 1997........................................     238,736   $   17.00--$22.00   $   19.99
                                                                             -------   -----------------   ---------
                                                                             -------   -----------------   ---------
Exercisable at December 27, 1997........................................      51,815   $   18.50--$22.00   $   20.74
                                                                             -------   -----------------   ---------
                                                                             -------   -----------------   ---------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the results of operations for the three-month and nine-month periods ended December 28, 1996 and December 27, 1997 expressed as percentages of net sales.


                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                        --------------------------------  --------------------------------
                                         DECEMBER 28,     DECEMBER 27,     DECEMBER 28,     DECEMBER 27,
                                             1996             1997             1996             1997
                                        ---------------  ---------------  ---------------  ---------------
Net sales.............................         100.0%           100.0%           100.0%           100.0%
Cost of goods sold....................          56.3             61.5             57.2             59.9
                                               -----            -----            -----            -----
 Gross profit.........................          43.7             38.5             42.8             40.1
                                               -----            -----            -----            -----
                                               -----            -----            -----            -----
 Selling and marketing expenses.......          14.1              8.3             14.3             10.4
General & administrative expenses.....           6.0              3.8              5.8              5.4
Engineering & development expenses....           5.5              3.4              6.1              4.3
                                               -----            -----            -----            -----
                                                25.6             15.5             26.2             20.1
                                               -----            -----            -----            -----
 Income from operations...............          18.1             23.0             16.6             20.0
Interest income (expense), net........           0.6             (1.2)             0.9             (1.1)
                                               -----            -----            -----            -----
 Income before provision for income
   taxes..............................          18.7             21.8             17.5             18.9
Provision for income taxes............           6.6              8.5              6.1              7.3
                                               -----            -----            -----            -----
 Net income...........................          12.1%            13.3%            11.4%            11.6%
                                               -----            -----            -----            -----
                                               -----            -----            -----            -----


    Net sales increased 84 percent, from approximately $14,779,000 during the third quarter of fiscal 1997 to approximately $27,187,000 during the third quarter of fiscal 1998. For the nine months ended December 27, 1997 net sales increased 52% from approximately $38,030,000 to approximately $57,739,000. The overall sales increase was primarily due to the OEM sales of our MicroMedia-TM- and MediaTheater-TM- speaker systems to Gateway 2000, Inc. Continued sales growth in our international business also contributed to the overall sales increase. During the quarter, the Company completed the rollout of the new top-of-the-line VR Tower speaker line in the U.S. The VR950, VR960 and VR970 are floorstanding loudspeakers incorporating technology from our previous VR Series with added features like the powered subwoofers found in the VR960 and VR970 models. Suggested retail prices are $700, $1,000, and $1,600 per pair, respectively.

    The Company's gross margin for the three-month and nine-month period ended December 27, 1997 increased in absolute dollars but decreased as a percentage of net sales due primarily to a shift in the sales mix to loudspeaker models with slightly lower margins, particularly OEM sales of our multimedia speaker systems.

    Total operating expenses increased in absolute dollars but decreased as a percentage of net sales during both the three-month and nine-month periods ended December 27, 1997. Selling and marketing expenses have increased in absolute dollars primarily due to increased salaries and benefits relating to additional personnel. General and administrative expenses have increased in absolute dollars for both the three-month and nine-month periods due primarily to costs associated with the operating results of the Snell Acoustics subsidiary. Engineering and development expenses have increased in absolute dollars for both the three-month and nine-month periods primarily due to increased salaries and benefits relating to additional personnel, as well as increased expenses relating to new product development.

    Interest income of a year ago was replaced by net interest expense during the three-month and nine-month periods ended December 27, 1997 primarily due to the utilization of working capital and borrowings under the Company's line of credit in conjunction with the common stock repurchase in June 1997.

    The Company's effective income tax rate increased from 35% for both the three-month and nine-month periods ended December 28, 1996 to 39% and 38% for the three-month period and nine-month period ended December 27, 1997, respectively. The increase is primarily due to (1) the Company being subject to a higher tax rate (35%), (2) a decrease in tax-free instruments held by the Company and (3) a smaller proportion of the Company's income being derived outside the U.S. thereby reducing the tax benefits associated with the Company's foreign sales corporation.

    Net income for the third quarter increased 101%, from approximately $1,795,000 in fiscal 1997 to approximately $3,612,000 in fiscal 1998 while diluted earnings per share increased 150% from $.42 to $1.05 per share. Net income for the nine-month period ended December 27, 1997 increased 56% from approximately $4,317,000 in fiscal 1997 to approximately $6,723,000 in fiscal 1998, while diluted earnings per share for the nine-month period increased 85% from $1.00 per share to $1.85 per share. The increase in net income for the three and nine-month periods ended December 27, 1997 is primarily the result of the increased sales growth, which was offset by the decrease in interest income and the operating loss by the Snell subsidiary included in the consolidated results of operations.

    The Company's financial results for the three-month and nine-month periods ending December 27, 1997 include significant OEM sales of Multimedia speaker systems to Gateway 2000, Inc. These sales are pursuant to various contracts that currently run through June 1999. Since these contracts do not contain schedules with which Gateway must comply in placing orders, orders by Gateway may fluctuate significantly from quarter to quarter over the terms of the contracts. Assuming Gateway places orders in the quantities required under the terms of the contracts by June 1999, a substantial portion of the Company's revenues for the current fiscal year and fiscal year 1999 is expected to be derived from its contracts with Gateway.


LIQUIDITY AND CAPITAL RESOURCES

    As of December 27, 1997 the Company's working capital was approximately $21,803,000. The Company's cash and cash equivalents were approximately $1,563,000, and short-term investments were approximately $255,000. The Company's cash and cash equivalents at December 27, 1997 decreased by approximately $3,374,000 from March 29, 1997 primarily as a result of the repurchase of common stock during June 1997 and the increase in inventory and accounts receivable relating to the Company's OEM business. The Company has two lines of credit with two banking institutions totaling $26,500,000. At December 27, 1997 the Company had borrowings totaling $16,000,000 under one line of credit.

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

        None

Item 5. OTHER INFORMATION

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits

           Exhibit 10.A.#--Letter of Agreement dated December 22, 1997 by and between Gateway 2000, Inc. and Boston Acoustics, Inc.

           Exhibit 27.--Financial Data Schedule

        b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended December 27, 1997.

--------------------
# Indicates that portions of the exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Boston Acoustics, Inc.
                                  ----------------------
                                  Registrant

Date: February 3, 1998
                                  By: s/Andrew G. Kotsatos
                                      ---------------------
                                      Andrew G. Kotsatos
                                      Director, Chief Executive Officer
                                      and Treasurer


Date: February 3, 1998
                                  By: s/Fred E.Faulkner, Jr.
                                      ----------------------
                                      Fred E.Faulkner, Jr.
                                      President and Chief
                                      Operating Officer