Form 10-K
period 1998-03-28
BOSTON ACOUSTICS INC
filed 1998-06-26
CIK 805268

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

               [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    for the fiscal year ended March 28, 1998

                                       or

                [ ] Transition Report pursuant Section 13 or 15(d)
                      of the Securities Exchange Act of 1934
             for the transition period from __________ to __________

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

                                      Yes [X]                    No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $76,536,075 as of June 24, 1998.

There were 3,318,264 shares of Common Stock issued and outstanding as of June 24, 1998.

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Registrant's Annual Report to Stockholders for the fiscal year ended March 28, 1998 (Items 5, 6, 7, 8 and 14 (a)(1))
(2) Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on August 11, 1998 (Items 10, 11, 12 and 13)

                             BOSTON ACOUSTICS, INC.


Securities and Exchange Commission
  Item Number and Description                                          Page

                                     PART I

ITEM    1.     Business                                                1

ITEM    2.     Properties                                              7

ITEM    3.     Legal Proceedings                                       7

ITEM    4.     Submission of Matters to a Vote of Security Holders     7

                                     PART II

ITEM    5.     Market for Registrant's Common Equity
               and Related Stockholder Matters                         8

ITEM    6.     Selected Financial Data                                 8

ITEM    7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8

ITEM    8.     Financial Statements and Supplementary Data             8

ITEM    9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                     8

                                    PART III

ITEM    10.    Directors and Executive Officers of the Registrant      9

ITEM    11.    Executive Compensation                                  9

ITEM    12.    Security Ownership of Certain Beneficial
               Owners and Management                                   9

ITEM    13.    Certain Relationships and Related Transactions          9

                                     PART IV

ITEM    14.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                    10

SIGNATURES                                                            13

INDEX TO FINANCIAL STATEMENT SCHEDULES                               F-1

Inasmuch as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the registrant's best good faith estimate for purposes of this annual report on Form 10-K, and the registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon $35.00, the price at which the Common Stock was last sold on June 24, 1998 as reported by The Nasdaq Stock Market. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant's Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

                                     Part I

Item 1. Business

Boston Acoustics, Inc. (the "Company") engineers, manufactures and markets moderately-priced, high-quality loudspeaker systems for use in home audio and video entertainment systems, in after-market automotive audio systems and in multimedia computer environments. The Company believes that its products deliver better sound quality than other comparably priced loudspeaker systems. Most of the Company's products are assembled by the Company from purchased components, although certain automotive speakers are manufactured by others according to Company specifications. All of the Company's products and subassemblies, including those supplied by outside sources, have been designed by the Company's engineering department. Boston Acoustics' speakers are marketed nationwide through selected audio and audio-video specialty dealers and through distributors in certain foreign countries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations" which is included in the Company's 1998 Annual Report which is filed as Exhibit 13 hereto.

The Company was organized as a Massachusetts corporation in 1979 by Andrew G. Kotsatos and former CEO, Francis L. Reed, who passed away in November 1996. Its principal executive offices and manufacturing facilities are located at 300 Jubilee Drive, Peabody, Massachusetts.

Products

The Company operates in one business industry segment and has distinct product lines as discussed below.

The Home Loudspeaker line consists of five bookshelf models currently ranging in price from $150 to $420 per pair, five floor-standing systems currently priced from $700 to $1600 per pair, two three-piece subwoofer/satellite systems currently priced at $400 and $800 per system, and three powered subwoofers priced at $400, $600 and $1200. Additional products for the home theater market include five different center-channel speakers currently ranging in price from $130 to $600 each. The Company also produces magnetically shielded versions of most of its models and produces three indoor/outdoor speaker systems (Voyager-REGISTERED TRADEMARK-, Runabout-REGISTERED TRADEMARK- I, and Runabout II) currently priced from $200 to $400 per pair. The Company also produces a complete THX-REGISTERED TRADEMARK- Home Theater speaker system priced at $2,400.

The Designer Series line is a collection of speaker systems engineered for flush mounting in the walls or ceilings of homes, businesses and recreational vehicles. There are six models in the Designer Series line with prices currently ranging from $130 to $500 per pair.

The Automotive Series consists of 39 models of automotive speakers with prices currently ranging from $60 to $700 per pair. The automotive line includes high-quality full-range replacement speakers, sophisticated component systems, and subwoofers. The component systems permit flexible speaker placement and provide sound rivaling that of fine home speakers. The automotive line includes the CX Series, the 700 Series of plate speakers, the Boston Rally-TM- RC Series of component speakers, the Boston Rally RX Coaxial Series, the Boston Rally RS Subwoofers and Band-Pass enclosure systems, the Boston Rally RM Series, and the premium performance ProSeries Speaker Systems.

The Personal Desktop Audio-TM- Series currently consists of three high performance powered subwoofer/satellite speaker systems for computing environments priced from $99.95 to $299.95 per system.

New Products

During fiscal 1998 the Company added a number of new products, described below, to supplement or replace those products which have matured, to increase penetration of current markets, and to gain footholds in new markets.

During fiscal 1998 the Company introduced three models in the VR-REGISTERED TRADEMARK- tower series. Its features include innovative built-in powered subwoofers, and proprietary features and technologies such as the Lynnfield
VR tweeter, Magnaguard-REGISTERED TRADEMARK- magnetic shielding, DCD-TM- (Deep Channel Design) bass and Active Bass Contour-TM-. The suggested retail price for the three models range from $700 to $1,600 a pair.

During fiscal 1998 the Company introduced the SoundBar-TM- Cinema System. With digital Dolby-REGISTERED TRADEMARK- Pro Logic-REGISTERED TRADEMARK-decoding and Qsound-REGISTERED TRADEMARK- 3D image enhancement technology, it is the first high-performance home theater sound system to eliminate the complexity of conventional systems. The Soundbar module sits on top of the TV, housing the left, center, and right channels, and the system's electronics. The subwoofer and surround speakers round out the layout. The system also includes a universal remote control that can operate the soundbar as well as virtually all brands of TV's, VCR's and cable boxes. The suggested retail price is $799.95.

During fiscal 1998 the Company introduced two products in the Personal Desktop Audio Series. The MicroMedia-TM- system was the Company's first three-piece speaker system capable of reproducing the entire bandwidth of sound for music, games and multimedia applications. MicroMedia is a subwoofer/satellite speaker system consisting of a pair of miniature desktop speakers and a separate subwoofer with a three-channel amplifier to power the whole system. The MicroMedia suggested retail price is $149.95. The Company also introduced the MediaTheater-TM- system, the world's first multimedia sound system utilizing Virtual Dolby surround sound technology. MediaTheater creates the effect of a full five-speaker surround sound system--with only two satellite speakers and a subwoofer. The satellites sit by the monitor, and the subwoofer is small enough to fit easily under the desk. The power amplifier and signal processing circuitry are housed within the subwoofer, while system controls are located in one of the satellites. MediaTheater is a high-performance system that takes advantage of new technologies in both digital signal processing and in speaker construction. MediaTheater suggested retail price is $299.95.

In June 1996, the Company acquired the business of Snell-REGISTERED
TRADEMARK- Acoustics (Snell), a manufacturer of high-quality speaker systems for traditional audio and home theater use. Snell specializes in creating furniture-quality speakers for discriminating customers. During fiscal 1998, Snell enhanced it line of speakers which now include products in four ranges - compact speaker systems, floorstanding systems, in-wall speaker systems and THX home theater systems. Products range from $450 per pair for small bookshelf speakers, to $45,000 per system for a complete 7-speaker THX theater system with state-of-the-art digital room correction.

Engineering and Development

The Company's engineering and development department is actively engaged in the development of new products and manufacturing processes, the improvement of existing products and the research of new materials for use in the Company's products. The Company has designed all of its products and subassemblies, including those supplied by outside sources.

The Company's engineering and development staff includes 50 full-time employees and three outside consultants. During fiscal years 1996, 1997 and 1998 the Company spent approximately $2,497,000, $3,187,000, and $3,513,000, respectively, for engineering and development.

Marketing

The Company employs 20 salespersons and retains 10 manufacturer's representatives who service the Company's dealer network. Boston Acoustics' loudspeaker systems are distributed in the United States and Canada through approximately 372 selected home dealers (some of whom have multiple outlets) which are typically audio or audio-video specialty retailers. The Company sells its automotive products through approximately 316 dealers located in the United States and Canada including automotive sound specialty retailers and many of the Company's home audio dealers. The Company's Designer Series speakers are sold by many of its home audio dealers. The Company's dealers usually stock and sell a broad variety of audio components including, in most cases, competing loudspeaker lines. The Company seeks dealers who emphasize quality products and who are knowledgeable about home and automotive entertainment products. The Company's Personal Desktop Audio Series of products are sold through an OEM agreement with a major computer manufacturer and through Boston Acoustics' retailers, as well as a recently launched direct sales program. During the fiscal year ended March 28, 1998 one customer accounted for 34% of net sales.

Boston Acoustics' product lines are also exported to dealers in Canada and through exclusive distributors in certain foreign countries, primarily in Western Europe, Asia Pacific and South/Central America. Export sales accounted for approximately 20% of net sales in fiscal 1996, 21% in fiscal 1997, and 19% in fiscal 1998. See also Note 7 to Consolidated Financial Statements incorporated herein by reference, pursuant to Part II, Item 8.

The Company emphasizes the high performance-to-price ratio of its speakers in its advertising and promotion. Boston Acoustics believes that specialty retailers can be effective in introducing retail customers to the high dollar value of the Company's products. The Company directly supports its dealer network with a cooperative advertising program and by providing Company prepared advertisements and detailed product literature. In addition, the Company advertises in national magazines including Stereo Review, Audio, Car Audio & Electronics, Car Stereo Review, Video, Home Theater and Audio Video International. During fiscal 1998 the Company spent approximately $1,964,000 (2.4% of net sales) for advertising.

Competition

The Company competes primarily on the basis of product performance, price and the strength of its dealer organization.

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

Boston Acoustics competes with a substantial number of branded speaker manufacturers, including Bose Corporation, Infinity and JBL (divisions of Harman International Industries), Advent (division of Recoton, Inc.), Polk Audio, Inc., and Klipsch and Associates, Inc. Some of these competitors have greater technical and financial resources than the Company and may have broader brand recognition than Boston Acoustics.

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

Manufacturing and Suppliers

Most of the Company's products are assembled by the Company from components specially fabricated for the Company, although certain automotive speakers are manufactured by others in certain foreign countries according to Company specifications.

The Company purchases materials and component parts from approximately 219 suppliers located in the United States, Canada, Western Europe and the Far East. Although Boston Acoustics relies on single suppliers for certain parts, the Company could, if necessary, develop multiple sources of supply for these parts. The Company does not have long-term or exclusive purchase commitments. The Company does have a written agreement with one of its inventory suppliers, which accounted for more than 10% of the Company's purchases during fiscal year 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations" which is included in the Company's 1998 Annual Report which is filed as Exhibit 13 hereto.

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

Patents and Trademarks

Boston Acoustics holds nine United States patents and numerous international patents, which relate to certain speaker technologies, assemblies and cabinet design. The Company also has several registered trademarks including Boston-REGISTERED TRADEMARK-, Boston Acoustics-REGISTERED TRADEMARK-, Varimount-REGISTERED TRADEMARK-, Magnaguard-REGISTERED TRADEMARK-, PowerVent-REGISTERED TRADEMARK-, Tempo-REGISTERED TRADEMARK-, Voyager-REGISTERED TRADEMARK-, and Runabout-REGISTERED TRADEMARK-. Trademarks used by the Snell subsidiary include Snell Acoustics, Snell Multimedia, Snell Music & Cinema and Room Ready-REGISTERED TRADEMARK-. The Company believes that its growth, competitive position and success in the marketplace are more dependent on its technical and marketing skills and expertise than upon the ownership of patent and trademark rights. There can be no assurance that any patent or trademark would ultimately be proven valid if challenged.

Significant Customers

A significant portion of the Company's sales currently are to Gateway 2000, Inc. ("Gateway") pursuant to contracts that run through June 1999. Since these contracts do not contain schedules with which Gateway must comply in placing orders, orders by Gateway may fluctuate significantly from quarter to quarter over the terms of the contracts. Assuming Gateway places orders under the terms of the contracts by June 1999, a substantial portion of the Company's revenues for fiscal year 1999 is expected to be derived from its contracts with Gateway. The loss of Gateway as a customer or any significant portion of orders from Gateway could have a material adverse affect on the Company's business, results of operation and financial condition. In addition, the Company also could be materially adversely affected by any substantial work stoppage or interruption of production at Gateway or if Gateway were to reduce or cease conducting operations.

Backlog

The Company currently has no significant backlog. The Company's policy is to maintain sufficient inventories of finished goods to fill all orders within two business days of receipt.

Warranties

Boston Acoustics warrants its home speakers to be free from defects in materials and workmanship for a period of five years, its Designer Series speakers and its automotive speakers for one year and its multimedia audio speaker systems for a period of three years. Warranty costs during fiscal 1998 were not significant.

Employees

As of June 24, 1998, the Company had 310 full-time employees who were engaged as follows: 203 in production and materials management; 50 in engineering and development; 36 in marketing and sales support; and 21 in administration.

None of the Company's employees are represented by a collective bargaining agreement and the Company believes that its relations with its employees are satisfactory.

Executive Officers of the Registrant

There is incorporated herein by reference the information concerning Andrew G. Kotsatos, who is Chairman of the Board, Chief Executive Officer and Treasurer of the Company, and Fred E. Faulkner, Jr., who is President and Chief Operating Officer of the Company, from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 11, 1998, under the headings "Proposal No. 1 -- Election of Directors" and "Board of Directors." Information concerning the Company's other executive officers as of June 24, 1998 is set forth below.

Name                      Age              Title

Moses A. Gabbay            53               Vice President - Engineering
Paul F. Reed               34               Vice President - Administrative Services
Debra A. Ricker-Rosato     42               Vice President - Finance
Robert L. Spaner           37               Vice President - Sales


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

Item 2. Properties

The Company owns its principal executive offices and manufacturing facilities which sits on 11 acres of land at 300 Jubilee Drive, Peabody, Massachusetts.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters

The information required by this item is incorporated by reference to the section entitled "Stock Market Activity" on page 16 in the Registrant's 1998 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

Item 6. Selected Financial Data

The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" on page 15 in the Registrant's 1998 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 7 in the Registrant's 1998 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Consolidated Financial Statements at March 28, 1998 and notes thereto on pages 8 through 14 in the Registrant's 1998 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b), the information required by this item concerning executive officers, including certain information incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 11, 1998 concerning Andrew G. Kotsatos, who is the Chairman of the Board, Chief Executive Officer and Treasurer of the Company, and Fred E. Faulkner, Jr., who is President and Chief Operating Officer of the Company, is set forth in Part I, Item 1, hereof, under the heading "Executive Officers of the Registrant" and information concerning Directors, including Messrs. Kotsatos and Faulkner, is incorporated by reference to the sections entitled "Proposal No. 1 -- Election of Directors", "Board of Directors" and "Compensation Interlocks and Insider Participation" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 11, 1998.

There is incorporated herein by reference to the discussion under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 11, 1998 the information with respect to delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 11, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and
           Management

The information required by this item is incorporated by reference to the section entitled "Principal and Management Stockholders" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 11, 1998.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Transactions" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 11, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form
           8-K.

(a) The following documents are included as part of this report:

          (1) Financial Statements

          The following consolidated financial statements are incorporated by reference to the Registrant's 1998 Annual Report to Stockholders:

          Report of Independent Public Accountants.

          Consolidated Balance Sheets as of March 28, 1998 and March 29, 1997.

          Consolidated Statements of Income for the three years ended March 28, 1998.

          Consolidated Statements of Shareholders' Equity for the three years ended March 28, 1998.

          Consolidated Statements of Cash Flows for the three years ended March 28, 1998.

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

         (3) Listing of Exhibits

                  Exhibits

         3.A.         -  Articles of Organization (1)
         3.B.         -  Amendment to Articles of Organization (1)
         3.C.         -  Second Amendment to Articles of Organization (1)
         3.D.         -  Bylaws (1)
         4.A.         -  Specimen Share Certificate (1)
         10.A.+       -  1996 Stock Plan adopted by Boston Acoustics, Inc.
                         on February 20, 1996, as amended (3)
         10.B.+       -  1986 Incentive Stock Option Plan adopted by Boston
                         Acoustics, Inc. on October 15, 1986, as amended (2)
         10.C.*+      -  1997 Stock Plan adopted by Boston Acoustics, Inc. on
                         May 28, 1997.
         10.E.#       -  Purchase Agreement dated March 27, 1997 by and between
                         Gateway 2000, Inc. and Boston Acoustics, Inc. (3)
         10.F.        -  Boston Acoustics, Inc. Warrant naming Gateway 2000, Inc.
                         as registered holder. (3)
         10.G.#       -  Letter of Agreement dated January 14, 1997 by and
                         between Gateway 2000, Inc. and Boston Acoustics,
                         Inc. (3)
         10.H.        -  Loan Agreement dated as of June 13, 1997 between Boston
                         Acoustics, Inc. and State Street Bank and Trust
                         Company. (4)
         10.I.        -  Revolving Credit Note dated as of June 13, 1997 in the
                         amount of $25,000,000 made by Boston Acoustics, Inc.
                         payable to the order of State Street Bank and Trust
                         Company. (5)
         10.J.        -  Stock Redemption Agreement dated as of June 13, 1997 by and among Boston Acoustics, Inc. and Valerie R. Cohen,
                         Lisa M. Mooney and Paul F. Reed as Executors of the
                         Estate of Francis L. Reed and the Estate of Dorothea T.
                         Reed (6)
         10.K.^       -  Letter of Agreement dated December 22, 1997 by and
                         between Gateway 2000, Inc. and Boston Acoustics, Inc.
                         (7)
         10.L.*^      -  Letter of Agreement dated May 14, 1998 by and between
                         Gateway 2000, Inc. and Boston Acoustics, Inc.
         13.  *       -  1998 Annual Report to Shareholders
         21.          -  Subsidiaries of the Registrant (3)
         23.  *       -  Consent of Independent Public Accountants
         27.  *       -  Financial Data Schedule
         99.          -  "Safe Harbor" Statement under Private Securities
                         Litigation Reform Act of 1995 (8)

* Indicates an exhibit which is filed herewith.

+ Indicates an exhibit which constitutes an executive compensation plan.

# Indicates that portions of the exhibit have been omitted pursuant to an order granting a request for confidential treatment.

^ Indicates that portions of the exhibit have been omitted pursuant to a request for confidential treatment.

-------------------

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

(4) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended June 28, 1997.

(5) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997.

(6) Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997.

(7) Incorporated by reference to Exhibit 10.A. to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997.

(8) Incorporated by reference to the similarly numbered exhibit in Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1996.

(b)       Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the last quarter covered by this report, and no other such reports were filed subsequent to March 28, 1998 through the date of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on the 24th day of June 1998.

                                             BOSTON ACOUSTICS, INC.
                                                  (Registrant)

                                             BY:  s/Andrew G. Kotsatos
                                                   ----------------------------
                                                   Andrew G. Kotsatos
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                          Capacities                                                   Date

s/Andrew G. Kotsatos                                                                             6/24/98
------------------------            Director, Chief Executive                                    ------------
Andrew G. Kotsatos                  Officer and Treasurer

s/Fred E. Faulkner, Jr.                                                                          6/24/98
------------------------            Director, President and                                      ------------
Fred E. Faulkner, Jr.               Chief Operating Officer

s/Debra A. Ricker-Rosato                                                                         6/24/98
------------------------            Vice President and                                           ------------
Debra A. Ricker-Rosato              Chief Accounting Officer

s/George J. Markos                                                                               6/24/98
------------------------            Director                                                     ------------
George J. Markos

s/Lisa M. Mooney                                                                                 6/24/98
------------------------            Director                                                     ------------
Lisa M. Mooney

s/Gerald Walle                                                                                   6/24/98
------------------------            Director                                                     ------------
Gerald Walle


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Boston Acoustics, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Boston Acoustics, Inc. and subsidiaries' annual report to shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated May 12, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.



Boston, Massachusetts
May 12, 1998

                                                                    SCHEDULE II


                    BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                              -----------------------------Allowance for Doubtful Accounts----------------------
                                  Balance,      Charged to
                                Beginning of     Costs and         Other                            Balance, End
For the fiscal years ended-         Year         Expenses       Additions(1)       Deductions(2)       of Year
---------------------------     ------------    ----------      -----------        -------------    ------------
March 28, 1998                  $ 411,000       $  36,000       $                  $ (45,000)       $ 402,000
                                ------------    ----------      -----------        -------------    -------------
                                ------------    ----------      -----------        -------------    -------------
March 29, 1997                  $ 307,000       $  84,000       $ 60,000           $ (40,000)       $ 411,000
                                ------------    ----------      -----------        -------------    -------------
                                ------------    ----------      -----------        -------------    -------------
March 30, 1996                  $ 207,000       $ 134,000       $                  $ (34,000)       $ 307,000
                                ------------    ----------      -----------        -------------    -------------
                                ------------    ----------      -----------        -------------    -------------

(1)  Addition arising through the acquisition of Snell Acoustics, Inc.

(2)  Amounts deemed uncollectible net of recoveries of previously reserved amounts.
