Form 10-Q
period 1998-06-27
BOSTON ACOUSTICS INC
filed 1998-08-14
CIK 805268

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------
                                    FORM 10-Q

(Mark One)
             /X/ Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  for the quarterly period ended June 27, 1998
                                       or
             /_/ Transition Report pursuant Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
             for the transition period from __________ to __________

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

                               Yes /X/                    No /_/

There were 3,318,264 shares of Common Stock issued and outstanding as of August 12, 1998.
--------------------------------------------------------------------------------

                             Boston Acoustics, Inc.

                                      Index
                                      -----

                                                                           Page
                                                                           ----
Part I: Financial Information

    Item 1. Financial Statements

            Consolidated Balance Sheets (Unaudited)-
            March 28, 1998 and June 27, 1998                                 4

            Consolidated Statements of Income (Unaudited)-
            Three months ended June 28, 1997 and June 27, 1998               6

            Consolidated Statements of Cash Flows (Unaudited)-
            Three months ended June 28, 1997 and  June 27, 1998              7

            Notes to Unaudited Consolidated Financial Statements             8

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       10

Part II: Other Information

            Items 1 through 6                                               13

            Signatures                                                      14


                          PART I: FINANCIAL INFORMATION

                          Item 1: Financial Statements

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                     Assets
                                     ------

                                                 March 28, 1998    June 27, 1998
                                                 --------------    -------------
Current Assets:

    Cash and cash equivalents                      $ 3,870,569     $ 3,339,148
    Accounts receivable, net of reserve of
      approximately $402,000
      and $382,000, respectively                    11,439,178      10,550,950
    Inventories                                     12,617,077      13,577,249
    Deferred income taxes                            1,092,000       1,092,000
    Prepaid expenses and other current assets          395,087         399,222
                                                   -----------     -----------

      Total current assets                          29,413,911      28,958,569
                                                   -----------     -----------

Property and Equipment, at cost:

    Land                                             1,433,365       1,433,365
    Building and improvements                        7,061,479       7,078,094
    Machinery and equipment                          8,667,671       9,164,652
    Office equipment and furniture                   1,847,326       2,151,261
    Motor vehicles                                     288,948         288,978
                                                   -----------     -----------
                                                    19,298,789      20,116,350
    Less-accumulated depreciation
      and amortization                               8,005,621       8,394,023
                                                   -----------     -----------
                                                    11,293,168      11,722,327
                                                   -----------     -----------

Other Assets:

    Other assets, net                                1,792,125       1,641,305
                                                   -----------     -----------

                                                   $42,499,204     $42,322,201
                                                   -----------     -----------
                                                   -----------     -----------


The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                      Liabilities and Shareholders' Equity
                      ------------------------------------

                                                 March 28, 1998    June 27, 1998
                                                 --------------    -------------
Current Liabilities:

 Accounts payable                                  $ 3,224,208     $ 5,254,542
 Accrued payroll and payroll-
    related expenses                                 1,392,171       1,221,408
 Dividends payable                                     414,287         414,783
 Other accrued expenses                                922,216       1,204,807
 Accrued income taxes                                  142,075         645,056
 Current maturity of line of credit                  3,000,000       3,000,000
                                                   -----------     -----------

    Total current liabilities                        9,094,957      11,740,596
                                                   -----------     -----------

Line of credit, net of current portion (Note 4)      9,500,000       5,000,000
                                                   -----------     -----------

Commitments

Shareholders' Equity:

Common stock, $.01 par value -
    Authorized -- 6,000,000 shares
    Issued -- 4,624,218
      and 4,628,185 shares at
      March 28, 1998 and
      June 27, 1998, respectively                       46,242          46,282
Additional paid-in capital                           5,854,845       5,927,994
Retained earnings                                   46,245,277      47,849,446
                                                   -----------     -----------
                                                    52,146,364      53,823,722

Less--Treasury stock, 1,309,921
    shares at March 28, 1998 and
    June 27, 1998, at cost                          28,242,117      28,242,117
                                                   -----------     -----------

Total shareholders' equity                          23,904,247      25,581,605
                                                   -----------     -----------

                                                   $42,499,204     $42,322,201
                                                   -----------     -----------
                                                   -----------     -----------


The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                        Three Months Ended
                                                        ------------------
                                                 June 28, 1997     June 27, 1998
                                                 -------------    --------------
Net sales                                         $ 12,415,276     $ 21,499,964

Cost of goods sold                                   6,974,138       13,989,938
                                                  ------------     ------------
    Gross profit                                     5,441,138        7,510,026
                                                  ------------     ------------

Selling and marketing expenses                       1,803,669        2,040,291

General and administrative expenses                    918,005        1,002,533

Engineering and development expenses                   976,300        1,097,503
                                                  ------------     ------------

      Total expenses                                 3,697,974        4,140,327
                                                  ------------     ------------

      Income from operations                         1,743,164        3,369,699

Interest income                                         96,914           31,759

Interest expense                                       (66,844)        (196,506)
                                                  ------------     ------------

      Income before provision
         for income taxes                            1,773,234        3,204,952

Provision for income taxes                             639,000        1,186,000
                                                  ------------     ------------

    Net income                                    $  1,134,234     $  2,018,952
                                                  ------------     ------------
                                                  ------------     ------------
Basic earnings per share                          $        .28     $        .61
                                                  ------------     ------------
                                                  ------------     ------------
Diluted earnings per share                        $        .27     $        .58
                                                  ------------     ------------
                                                  ------------     ------------

Weighted average common shares outstanding
    Basic                                            4,029,774        3,316,316
    Diluted                                          4,134,626        3,473,408

Dividends per share                               $       .125     $       .125
                                                  ------------     ------------
                                                  ------------     ------------

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Three Months Ended
                                                                  ------------------
                                                            June 28,1997   June 27, 1998
                                                            ------------   -------------

Cash flows from operating activities:
    Net income                                              $  1,134,234    $ 2,018,952
 Adjustments to reconcile net income to net cash
      provided by operating activities-
    Depreciation and amortization                                408,316        538,297
Changes in assets and liabilities, net of acquisition--
    Accounts receivable                                          (22,897)       888,228
    Inventories                                               (1,720,217)      (960,172)
    Prepaid expenses and other current assets                    452,457         (4,135)
    Accounts payable                                             796,029      2,030,334
    Accrued payroll and other accrued expenses                  (114,433)       111,828
    Accrued income taxes                                         230,419        502,981
                                                            ------------    -----------
      Net cash provided by operating activities                1,163,908      5,126,313
                                                            ------------    -----------


Cash flows from investing activities:
    Purchases of property and equipment, net                     (58,845)      (817,561)
    Proceeds from sale of held-to-maturity investments           373,310             --
    Increase in other assets                                      (2,589)           925
                                                            ------------    -----------
      Net cash provided by (used in) investing activities        311,876       (816,636)
                                                            ------------    -----------

Cash flows from financing activities:
    Dividends paid                                              (523,279)      (414,287)
    Purchase of treasury stock                               (23,914,602)            --
    Proceeds from line of credit                              20,825,000             --
    Repayments of line of credit                                      --     (4,500,000)
    Proceeds from exercise of stock options                       56,661         73,189
                                                            ------------    -----------
      Net cash used in financing activities                   (3,556,220)    (4,841,098)
                                                            ------------    -----------

Decrease in cash and cash equivalents                         (2,080,436)      (531,421)

Cash and cash equivalents, beginning of period                 4,937,232      3,870,569
                                                            ------------    -----------

Cash and cash equivalents, end of period                    $  2,856,796    $ 3,339,148
                                                            ------------    -----------
                                                            ------------    -----------

 Supplemental Disclosure of NonCash Financing Activities:
    Dividends payable                                       $    411,421    $   414,783
                                                            ------------    -----------
                                                            ------------    -----------

 Supplemental Disclosure of Cash Flow Information:
    Cash paid for income taxes                              $    408,582    $   683,008
                                                            ------------    -----------
                                                            ------------    -----------
    Cash paid for interest                                  $     66,844    $   235,347
                                                            ------------    -----------
                                                            ------------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

      The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three-month period ended June 27, 1998 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K for fiscal year ended March 28, 1998.

(2)  Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                            March 28, 1998      June 27,1998
                                            --------------      ------------
    Raw materials and work-in process         $ 7,473,368       $  8,456,667
    Finished goods                              5,143,709          5,120,582
                                              -----------       ------------
                                              $12,617,077        $13,577,249
                                              -----------       ------------
                                              -----------       ------------

      Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3) Net Income Per Common Share

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. During the three-month period ending December 27, 1997 the Company adopted SFAS No. 128 and is now required to report both basic and diluted earnings per share. The Company has restated earnings per share for the comparative period for fiscal 1999 as required by SFAS No. 128. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options and warrants). For the periods ended June 28, 1997 and June 27, 1998, there were no antidilutive shares for purposes of earnings per share.

      Basic and diluted income per share, as required by SFAS No. 128, is as follows:

                                                   For the three months ended
                                                 June 28, 1997   June 27, 1998
                                                 -------------   -------------
    Net Income                                     $1,134,234      $2,018,952
                                                   ----------      ----------
                                                   ----------      ----------
    Basic weighted average common
      shares outstanding                            4,029,774       3,316,316

    Dilutive effect of assumed exercise
        of stock options and warrant                  104,852         157,092
                                                   ----------      ----------

    Weighted average common shares
      outstanding assuming dilution                 4,134,626       3,473,408
                                                   ----------      ----------
                                                   ----------      ----------

    Basic net income per share                     $      .28      $      .61
                                                   ----------      ----------
                                                   ----------      ----------
    Diluted net income per share                   $      .27      $      .58
                                                   ----------      ----------
                                                   ----------      ----------


(4) Stock Options

      The following is a summary of stock option activity:


                                                                        Weighted
                                            Number of        Price       Average
                                             Options         Range        Price
--------------------------------------------------------------------------------
      Outstanding at March 28, 1998         334,569      $17.00 - $29.84  $22.28
      Options granted                            --                   --      --
      Options exercised                      (3,967)     $17.00 - $19.50  $18.45
      --------------------------------------------------------------------------
      Outstanding at June 27, 1998          330,602      $17.00 - $29.84  $22.33
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      Exercisable at June 27, 1998          102,149      $17.50 - $22.00  $20.57
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month period ended June 28, 1997 and June 27, 1998 expressed as percentages of net sales.


                                                         Three Months Ended
                                                         ------------------
                                                    June 28, 1997  June 27, 1998
                                                    -------------  -------------
Net sales                                               100.0%         100.0%

Cost of goods sold                                       56.2           65.1
                                                        -----          -----

  Gross profit                                           43.8           34.9
                                                        -----          -----

Selling and marketing expenses                           14.5            9.5

General & administrative expenses                         7.4            4.7

Engineering & development expenses                        7.9            5.1
                                                        -----          -----
                                                         29.8           19.3
                                                        -----          -----

  Income from operations                                 14.0           15.6

Interest income, net                                       .3            (.7)
                                                        -----          -----

  Income before provision for
   income taxes                                          14.3           14.9

Provision for income taxes                                5.2            5.5
                                                        -----          -----

  Net income                                              9.1%           9.4%
                                                        -----          -----
                                                        -----          -----

Net sales increased 73 percent, from approximately $12,415,000 during the first quarter of fiscal 1998 to approximately $21,500,000 during the first quarter of fiscal 1999. The overall sales increase during the three-month period ended June 27, 1998 was primarily due to the OEM deliveries of multimedia speaker systems to Gateway, Inc. ("Gateway"), a leading global direct marketer of PC products. These products included the MediaTheater(TM) three-piece system, the BA635 three-piece system which replaced the original MicroMedia(TM) system, and the new DigitalTheater(TM) 6000, a complete, compact Dolby(R) Digital 5.1 sound system for use with computing and home theater systems. In addition, during June 1998, the Company began initial deliveries of a new generation of its flagship ProSeries automotive component speaker systems.

The Company's gross margin for the three-month period ended June 27, 1998 increased in absolute dollars but decreased as a percentage of net sales from 43.8% to 34.9% due primarily to a shift in the sales mix to loudspeaker models with lower margins, particularly the Company's OEM multimedia speaker systems.

Total operating expenses increased in absolute dollars but decreased as a percentage of net sales during the three-month period ended June 27, 1998 as compared to the corresponding period a year ago. Selling and marketing expenses have increased in absolute dollars primarily due to increased salaries and benefits relating to additional personnel and increased marketing expenses associated with the new direct-to-consumer sales program for the Company's Personal Desktop Audio(TM) products. General and administrative expenses have remained relatively stable in absolute dollars, and as a result have decreased as a percentage of net sales for the three-month period ended June 27, 1998. Engineering and development expenses have increased in absolute dollars primarily due to increased salaries and benefits relating to additional personnel, as well as increased expenses relating to new product development.

Net interest income of a year ago was replaced by net interest expense during the three-month period ended June 27, 1998 primarily due to the utilization of working capital and borrowings under the Company's line of credit in conjunction with the common stock repurchase in June 1997.

The Company's effective income tax rate increased from 36% for the three-month period ended June 28, 1997 to 37% for the three-month period ended June 27, 1998. The increase is primarily due to (1) the Company being subject to a higher federal statutory tax rate (35%), (2) a decrease in tax-free instruments held by the Company and (3) a smaller proportion of the Company's income being derived outside the U.S. thereby reducing the tax benefits associated with the Company's foreign sales corporation.

Net income for the first quarter of fiscal 1998 increased 78%, from approximately $1,134,000 to $2,019,000 in fiscal 1999. This increase was primarily the result of the increased sales growth, which was partially offset by the decrease in interest income. Diluted earnings per share increased 115% from $.27 to $.58 per diluted share for the three-month period ended June 27, 1998.

Liquidity and Capital Resources

During the first three months of fiscal 1999, the Company financed its growth with cash generated by operations. As of June 27, 1998 the Company's working capital was approximately $17,218,000, a decrease of $3,101,000 since the end of Fiscal 1998. The decrease in working capital was primarily due to the repayment made on the Company's line of credit borrowing. The Company's cash and cash equivalents were approximately $3,339,000. The Company's cash and cash equivalents at June 27, 1998 decreased by approximately $532,000 from March 28, 1998 primarily due to increased inventory levels and increased property and equipment relating to production tooling and computerized equipment partially offset by payments received on accounts receivable. Current indebtedness increased by approximately $2,646,000 primarily as a result of increases in accounts payable and other accrued expenses. The Company has two lines of credit with two banking institutions totaling $26,500,000. At June 27, 1998 the Company had borrowings totaling $8,000,000 under its $25 million revolving credit agreement.

The Company believes that its resources are adequate to meet its requirements for working capital and capital expenditures through the next twelve months.

Significant Customers

The Company's financial results for the three-month period ending June 27, 1998 include significant OEM sales of multimedia speaker systems to Gateway. These sales are pursuant to various contracts that currently run through June 1999. Since these contracts do not contain schedules with which Gateway must comply in placing orders, orders by Gateway may fluctuate significantly from quarter to quarter over the terms of the contracts. Assuming Gateway places orders in the quantities required under the terms of the contracts by June 1999, a substantial portion of the Company's revenues for fiscal 1999 is expected to be derived from its contracts with Gateway. The loss of Gateway as a customer or any significant portion of orders from Gateway could have a material adverse affect on the Company's business, results of operation and financial condition. In addition, the Company also could be materially adversely affected by any substantial work stoppage or interruption of production at Gateway or if Gateway were to reduce or cease conducting operations.

Year 2000 Compliance

The Company is in the process of updating its computer systems to ensure that they are Year 2000 compliant and to improve the Company's overall manufacturing, planning and inventory related systems. In the current fiscal year, the Company is investing in its computer systems and applications to ensure that the Company is Year 2000 compliant. The Company believes that the Company's computer system will be Year 2000 compliant. The financial impact to the Company of its Year 2000 compliance programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. While the Company does not believe it will suffer any major effects from the Year 2000 issue, it is possible that such effects could materially impact future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. In addition, if any of the Company's significant customers or suppliers do not successfully and in a timely manner achieve Year 2000 compliance, the Company's business could be materially affected.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers, or employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations, and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products, the rate of growth in the audio industry; the presence of competitors with greater technical marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving consumer demands; capacity and supply constraints or difficulties; and the Company's ability to successfully integrate new operations. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99 of the Company's Form 8-K filed on July 18, 1996.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      a)  Exhibits

          Exhibit 27.   - Financial Data Schedule

      b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 27, 1998.

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


                                         Boston Acoustics, Inc.
                                         ----------------------
                                         Registrant


Date:  August 12, 1998                   By: s/Andrew G. Kotsatos
                                             ------------------------
                                               Andrew G. Kotsatos
                                               Director, Chief Executive Officer
                                               and Treasurer


Date:  August 12, 1998                   By: s/Fred E. Faulkner, Jr.
                                             ------------------------
                                               Fred E. Faulkner, Jr.
                                               Director, President and
                                               Chief Operating Officer


Date:  August 12, 1998                   By: s/Debra A. Ricker-Rosato
                                             ------------------------
                                               Debra A. Ricker-Rosato
                                               Vice President and
                                               Chief Accounting Officer