Form 10-Q
period 1998-09-26
BOSTON ACOUSTICS INC
filed 1998-11-10
CIK 805268

--------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------
                                    FORM 10-Q

(Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 26, 1998

                                       or

     [ ] Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to
          __________

Commission File No. 33-9875

                                -----------------

                             BOSTON ACOUSTICS, INC.
             (Exact name of registrant as specified in its charter)

 Massachusetts                                       04-2662473
(State or other jurisdiction of                      (I.R.S. employer
incorporation or organization)                       identification no.)


300 Jubilee Drive
Peabody, Massachusetts                               01960
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

                                            Yes [x]   No [ ]

There were 4,989,378 shares of Common Stock issued and outstanding as of November 6, 1998.
--------------------------------------------------------------------------

                             Boston Acoustics, Inc.

                                      Index
                                      -----



                                                                            Page
                                                                            ----

Part I:      Financial Information

      Item 1.     Financial Statements

                  Consolidated Balance Sheets (Unaudited)-
                  March 28, 1998 and September 26, 1998                                                  4

                  Consolidated Statements of Income (Unaudited)Three months and
                  Six months ended September 27, 1997
                  and September 26, 1998                                                                 6

                  Consolidated Statements of Cash Flows (Unaudited)-
                  Six months ended September 27, 1997 and
                  September 26, 1998                                                                     7

                  Notes to Unaudited Consolidated Financial Statements                                   8

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                             10


Part II:     Other Information

                  Items 1 through 6                                                                     14

                  Signatures                                                                            15



                          PART I: FINANCIAL INFORMATION

                          Item 1: Financial Statements

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                     Assets


                                                                                    March 28, 1998  September 26, 1998
                                                                                    --------------  ------------------
Current Assets:
      Cash and cash equivalents .................................................    $ 3,870,569    $   669,216
      Accounts receivable, net of reserves of
        approximately $402,000
        and $406,000, respectively ..............................................     11,439,178     13,141,668
      Inventories ...............................................................     12,617,077     19,115,504
      Deferred income taxes .....................................................      1,092,000      1,092,000
      Prepaid expenses and other current assets .................................        395,087        546,907
                                                                                     -----------    -----------

         Total current assets ...................................................     29,413,911     34,565,295
                                                                                     -----------    -----------

Property and Equipment, at cost:

      Land ......................................................................      1,433,365      1,433,365
      Building and improvements .................................................      7,061,479      7,090,321
      Machinery and equipment ...................................................      8,667,671      9,754,875
      Office equipment and furniture ............................................      1,847,326      2,754,974
      Motor vehicles ............................................................        288,948        289,084
                                                                                     -----------    -----------
                                                                                      19,298,789     21,322,619
      Less-accumulated depreciation
         and amortization .......................................................      8,005,621      9,114,750
                                                                                     -----------    -----------

                                                                                      11,293,168     12,207,869
                                                                                     -----------    -----------

Other Assets:

      Other assets, net .........................................................      1,792,125      1,533,524
                                                                                     -----------    -----------



                                                                                     $42,499,204    $48,306,688
                                                                                     ===========    ===========



   The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                      Liabilities and Shareholders' Equity



                                                                                     March 28, 1998  September 26, 1998
Current Liabilities:
 Accounts payable ...............................................................     $ 3,224,208     $ 9,051,800
 Accrued payroll and payroll-
      related expenses ..........................................................       1,392,171       1,625,265
 Dividends payable ..............................................................         414,287         424,097
 Other accrued expenses .........................................................         922,216       1,331,516
 Accrued income taxes ...........................................................         142,075            --
 Current maturity of line of credit .............................................       3,000,000       3,000,000
                                                                                        ---------       ---------

     Total current liabilities ..................................................       9,094,957      15,432,678
                                                                                        ---------      ----------

Line of credit, net of current portion ..........................................       9,500,000       5,000,000

Commitments

Shareholders' Equity:

Common stock, $.01 par value
      Authorized -- 8,000,000 shares
      Issued -- 6,936,327 and 6,954,259
         shares at March 28, 1998 and
         September 26, 1998, respectively .......................................          69,363          69,543
Additional paid-in capital ......................................................       5,831,724       6,058,253
Retained earnings ...............................................................      46,245,277      49,988,331
                                                                                       ----------      ----------
                                                                                       52,146,364      56,116,127

Less-Treasury stock, 1,964,881 and 1,964,881
      shares at March 28, 1998 and
      September 26, 1998, respectively, at cost .................................      28,242,117      28,242,117
                                                                                       ----------      ----------

          Total shareholders' equity ............................................      23,904,247      27,874,010
                                                                                       ----------      ----------

                                                                                      $42,499,204     $48,306,688
                                                                                      ===========     ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)



                                                                    Three Months Ended                    Six Months Ended
                                                                    ------------------                    ----------------
                                                               September 27,     September 26,     September 27,     September 26,
                                                                    1997              1998              1997              1998
                                                               ------------      ------------      ------------      ------------

Net sales ................................................     $ 18,135,969      $ 26,350,362      $ 30,551,245      $ 47,850,326

Cost of goods sold .......................................       10,909,372        17,462,999        17,883,510        31,452,937
                                                               ------------      ------------      ------------      ------------

Gross profit .............................................        7,226,597         8,887,363        12,667,735        16,397,389
                                                               ------------      ------------      ------------      ------------

Selling and
      marketing expenses .................................        1,944,403         2,356,617         3,748,072         4,396,908

General and
      administrative expenses ............................        1,162,937         1,098,351         2,080,942         2,100,884

Engineering and development expenses .....................          587,049         1,205,100         1,563,349         2,302,603
                                                               ------------      ------------      ------------      ------------

         Total expenses ..................................        3,694,389         4,660,068         7,392,363         8,800,395
                                                               ------------      ------------      ------------      ------------

         Income from operations ..........................        3,532,208         4,227,295         5,275,372         7,596,994

Interest income ..........................................           45,699            21,643           142,613            53,402
Interest expense .........................................         (374,560)         (125,957)         (441,404)         (322,463)
                                                               ------------      ------------      ------------      ------------

         Income before provision for income taxes ........        3,203,347         4,122,981         4,976,581         7,327,933

Provision for income taxes ...............................        1,227,000         1,560,000         1,866,000         2,746,000
                                                               ------------      ------------      ------------      ------------

      Net income .........................................     $  1,976,347      $  2,562,981      $  3,110,581      $  4,581,933
                                                               ============      ============      ============      ============

Basic earnings per share .................................     $        .40      $        .51      $        .57      $        .92
                                                               ============      ============      ============      ============
Diluted earnings per share ...............................     $        .39      $        .48      $        .55      $        .86
                                                               ============      ============      ============      ============

Weighted average common shares outstanding

         Basic ...........................................        4,952,780         4,983,187         5,498,720         4,978,831
         Diluted .........................................        5,077,278         5,300,982         5,630,171         5,319,593

Dividends per share ......................................     $       .083      $       .085      $       .167      $       .168
                                                               ============      ============      ============      ============




  The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        Six Months Ended
                                                                        ----------------
                                                              September 27, 1997   September 26, 1998
                                                              ------------------   ------------------
Cash flows from operating activities:
      Net income ...........................................     $  3,110,581      $ 4,581,933
 Adjustments to reconcile net income to net cash
         provided by (used in) operating activities-
      Depreciation and amortization ........................          809,523        1,405,703
      Compensation expense related to restricted
         stock and warrants ................................          181,012             --
Changes in assets and liabilities --
      Accounts receivable ..................................       (3,587,889)      (1,702,490)
      Inventories ..........................................       (3,811,650)      (6,498,427)
      Prepaid expenses and other current assets ............          447,156         (151,820)
      Accounts payable .....................................        1,816,182        5,827,592
      Accrued payroll and other accrued expenses ...........          621,615          642,394
      Accrued income taxes .................................          325,028         (142,075)
                                                                 ------------      -----------
         Net cash provided by (used in) operating activities          (88,442)       3,962,810
                                                                 ------------      -----------

Cash flows from investing activities:
      Purchase of property and equipment, net ..............         (503,435)      (2,023,830)
      Proceeds from sale of held-to-maturity investments ...        2,941,065             --
      Increase in other assets .............................          (29,301)         (37,973)
                                                                 ------------      -----------
         Net cash provided by (used in) investing activities        2,408,329       (2,061,803)
                                                                 ------------      -----------

Cash flows from financing activities:
      Dividends paid .......................................         (934,700)        (829,069)
      Stock dividend fractional share payment ..............             --               (480)
      Purchase of treasury stock ...........................      (23,912,452)            --
      Net proceeds (payments) from line of credit ..........       18,300,000       (4,500,000)
      Proceeds from exercise of stock options ..............          270,177          227,189
                                                                 ------------      -----------
         Net cash used in financing activities .............       (6,276,975)      (5,102,360)
                                                                 ------------      -----------

Decrease in cash and cash equivalents ......................       (3,957,088)      (3,201,353)

Cash and cash equivalents, beginning of period .............        4,937,232        3,870,569
                                                                 ------------      -----------

Cash and cash equivalents, end of period ...................     $    980,144      $   669,216
                                                                 ============      ===========

Supplemental Disclosure of NonCash Financing Activities:
      Dividends payable ....................................     $    413,462      $   424,097
                                                                 ============      ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid for income taxes ...........................     $  1,540,582      $ 3,164,142
                                                                 ============      ===========
      Cash paid for interest ...............................     $    441,404      $   363,049
                                                                 ============      ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and six-month periods ended September 26, 1998 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K for fiscal year ended
March 28, 1998.

(2)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                                                                     March 28, 1998     September 26,1998
                                                                                     --------------     -----------------
Raw materials and work-in process ............................................         $ 7,473,368         $11,258,126
Finished goods ...............................................................           5,143,709           7,857,378
                                                                                       -----------         -----------
                                                                                       $12,617,077         $19,115,504
                                                                                       ===========         ===========


     Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3) Stock Split

     On July 13, 1998, the Company's Board of Directors authorized an increase in the authorized shares of common stock to 8.0 million shares and a three-for-two stock split effected in the form of a stock dividend. All share and per share amounts in the accompanying financial statements and footnotes have been retroactively restated to reflect the stock split. Accordingly, approximately $23,000 was transferred from additional paid-in capital to common stock.

(4)  Net Income Per Common Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. The Company has restated earnings per share for the comparative period for fiscal 1998 as required by SFAS No. 128. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options and warrants). For the periods ended September 27, 1997 and September 26, 1998, there were no antidilutive shares for purposes of earnings per share.

     Basic and diluted income per share, as required by SFAS No. 128, is as follows:


                                               Three Months Ended                   Six Months Ended
                                         ------------------------------     --------------------------------
                                         September 27,     September 26,     September 27,     September 26,
                                             1997              1998              1997              1998
                                         -------------     -------------     -------------     -------------

      Net Income ..................      $   1,976,347     $   2,562,981     $   3,110,581     $   4,581,933
                                         =============     =============     =============     =============

      Basic weighted
        average common
        shares outstanding ........          4,952,780         4,983,187         5,498,720         4,978,831

      Dilutive effect of
        assumed exercise of
        stock options and warrant .            124,498           317,795           131,451           340,762
                                         -------------     -------------     -------------     -------------

      Weighted average
        common shares
        outstanding assuming
        dilution ..................          5,077,278         5,300,982         5,630,171         5,319,593
                                         =============     =============     =============     =============

      Basic net income per share ..      $         .40     $         .51     $         .57     $         .92
                                         =============     =============     =============     =============
      Diluted net income per share       $         .39     $         .48     $         .55     $         .86
                                         =============     =============     =============     =============


(5)  Stock Options

      The following is a summary of stock option activity:


                                                                                       Weighted
                                            Number of               Price               Average
                                             Options                Range                Price
                                             -------                -----                -----

Outstanding at March 28, 1998                501,854          $11.33 - $19.89         $   14.86
Options granted                                 --                       --             --
Options exercised                            (17,951)         $11.33 - $13.00         $   12.66
Options canceled                                --                       --             --
------------------------------------------------------------------------------------------------

Outstanding at September 26, 1998            483,903          $11.67 - $19.89         $   14.94
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Exercisable at September 26, 1998            141,224          $11.67 - $14.67         $   13.79
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month and six-month periods ended September 27, 1997 and September 26, 1998 expressed as percentages of net sales.


                                         Three Months Ended             Six Months Ended
                                         ------------------             ----------------
                                  September 27,    September 26,    September 27,  September 26,
                                      1997             1998             1997           1998
                                  -------------    -------------    -------------  -------------

Net sales ....................     100.0%               100.0%          100.0%         100.0%

Cost of goods sold ...........      60.2                 66.3            58.5           65.7
                                   -----                -----           -----          -----


  Gross profit ...............      39.8                 33.7            41.5           34.3
                                   -----                -----           -----          -----

Selling and marketing
         expenses ............      10.7                  8.9            12.3            9.2

General & administrative
         expenses ............       6.4                  4.2             6.8            4.4

Engineering & development
         expenses ............       3.2                  4.6             5.1            4.8
                                   -----                -----           -----          -----

                                    20.3                 17.7            24.2           18.4
                                   -----                -----           -----          -----

  Income from operations .....      19.5                 16.0            17.3           15.9

Interest income (expense), net      (1.8)                (0.4)           (1.0)          (0.6)


  Income before provision for
   income taxes ..............      17.7                 15.6            16.3           15.3

Provision for income taxes ...       6.8                  5.9             6.1            5.7
                                   -----                -----           -----          -----

   Net income ................      10.9%                 9.7%           10.2%           9.6%
                                   -----                -----           -----          -----
                                   -----                -----           -----          -----


Net sales increased 45%, from approximately $18,136,000 during the second quarter of fiscal 1998 to approximately $26,350,000 during the second quarter of fiscal 1999. For the six months ended September 26, 1998 net sales increased approximately 57% from approximately $30,551,000 to approximately $47,850,000. The overall sales increase was primarily due to the OEM sales of multimedia speaker systems to Gateway, Inc. ("Gateway"), a leading global direct marketer of PC products. These products included the BA635 three-piece system, the MediaTheater(TM) three-piece system, and the DigitalTheater(TM) 6000. During the three-month period ended September 26, 1998, sales of the Company's

ProSeries automotive component speaker systems and the subwoofer/satellite home theater speaker systems stimulated growth in the core business.

The Company's gross margin for the three-month and six-month periods ended September 26, 1998 increased in absolute dollars but decreased as a percentage of net sales due primarily to a shift in the sales mix to loudspeaker models with slightly lower margins, particularly the Company's OEM multimedia speaker systems.

Total operating expenses increased in absolute dollars but decreased as a percentage of net sales during both the three-month and six-month periods ended September 26, 1998. Selling and marketing expenses have increased in absolute dollars primarily due to increased salaries and benefits relating to additional personnel and increased marketing expenses associated with the direct-to-consumer program for the Company's Personal Desktop Audio(TM) products launched during the quarter of fiscal 1999. General and administrative expenses have remained relatively stable in absolute dollars, and as a result have decreased as a percentage of net sales for the three-month and six-month periods ended September 26, 1998 compared to the corresponding periods a year ago. Engineering and development expenses for the three-month and six-month periods ended September 26, 1998 have increased in absolute dollars due primarily to increased salaries and benefits relating to additional personnel and increased expenses associated with new product development. As a result of these increases during the second fiscal quarter, engineering and development expenses have increased as a percentage of sales for the three-month period ended September 26, 1998, as compared to the same period a year ago.

Net interest expense has decreased during the three-month and six-month periods ended September 26, 1998 compared to the corresponding periods a year ago, primarily due to lower interest expense as a result of the Company's repayments on the Company's line of credit borrowing during the fiscal year.

The Company's effective income tax rate decreased slightly for the three-month period ended September 26, 1998 from 38.3% to 37.8% as compared to the same period a year ago, primarily due to lower state income taxes. For the six-month period of fiscal 1999 the effective tax rate remained stable at 37.5% as compared to the same period a year ago.

Net income for the second quarter increased 30%, from approximately $1,976,000 in fiscal 1998 to $2,563,000 in fiscal 1999 while diluted earnings per share increased from $.39 to $.48 per share. Net income for the six-month period ended September 26, 1998 increased 47%, from approximately $3,111,000 in fiscal 1998 to approximately $4,582,000 in fiscal 1999, while diluted earnings per share for the six-month period increased from $.55 to $.86 per share. The increase in net income for the three and six-month periods ended September 26, 1998 is primarily the result of the increased sales growth, which was offset slightly by the operating loss of the Snell subsidiary included in the consolidated results of operations.

Liquidity and Capital Resources

During the first six months of fiscal 1999, the Company financed its growth with cash generated by operations. As of September 26, 1998 the Company's working capital was approximately $19,133,000, a decrease of approximately $1,186,000 from March 28, 1998. The decrease in working capital was primarily due to the repayments made on the Company's line of credit borrowing. The Company's cash and cash equivalents were approximately $669,000 at September 26, 1998. The Company's cash and cash equivalents at September 26, 1998 decreased by approximately $3,201,000 from March 28, 1998 primarily due to increased inventory levels, increased accounts receivable balances and purchases of property and equipment relating to production tooling and computerized equipment. Current liabilities increased by approximately 6,338,000 primarily as a result of increases in accounts payable related to inventory purchases and other accrued expenses. Long-term debt decreased by $4,500,000 as a result of repayments of borrowings under the Company's line of credit. The Company has two lines of credit with two banking institutions totaling $26,500,000. At September 26, 1998 the Company had borrowings totaling $8,000,000 under its $25 million revolving credit agreement. The Company believes that its existing resources are adequate to meet its requirements for working capital and capital expenditures through the next twelve months.

Significant Customers

The Company's financial results for the three-month and six-month periods ending September 26, 1998 include significant OEM sales of multimedia speaker systems to Gateway. These sales are pursuant to various contracts that currently run through June 1999. Since these contracts do not contain schedules with which Gateway must comply in placing orders, orders by Gateway may fluctuate significantly from quarter to quarter over the terms of the contracts. Assuming Gateway places orders in the quantities required under the terms of the contracts by June 1999, a substantial portion of the Company's revenues for the second half of fiscal 1999 is expected to be derived from its contracts with Gateway. The loss of Gateway as a customer or any significant portion of orders from Gateway could have a material adverse affect on the Company's business, results of operations and financial condition. In addition, the Company also could be materially adversely affected by any substantial work stoppage or interruption of production at Gateway or if Gateway were to reduce or cease conducting operations.

Year 2000 Compliance

The Company has undertaken an internal assessment of its operations, including its information and financial systems and its manufacturing equipment in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. The Company is currently in the process of updating its computer systems and applications to improve the scalability and functionality of the Company's overall manufacturing, planning and inventory related systems and to ensure that they are Year 2000 compliant. The Company believes that the Company's computer system will be Year 2000 compliant. The financial impact to the Company of its Year 2000 compliance programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. The Company has also commenced a survey of its suppliers' Year 2000 compliance status and is anticipating responses from theses suppliers before the end of the current fiscal year. While the Company does not believe it will suffer any major effects from the Year 2000 issue, it is possible that such effects could materially impact future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. In addition, if any of the Company's significant customers or suppliers do not successfully and in a timely manner achieve Year 2000 compliance, the Company's business could be materially affected. At present, the Company has not developed contingency plans, but intends to determine whether to develop any such plans by the end of fiscal year 1999.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers, or employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations, the Company's expected liquidity and capital resources and the Company's ability and the Company's suppliers' and customers' ability to replace, modify or upgrade computer programs in ways to adequately address the Year 2000 issue). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products, the rate of growth in the audio industry; the presence of competitors with greater technical marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving consumer demands; capacity and supply constraints or difficulties;

and the Company's ability to successfully integrate new operations. The words "believe,' "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99 of the Company's Form 8-K filed on July 18, 1996.

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of the Shareholders of the Company held on August 11, 1998, shareholders acted affirmatively to elect nominees for directors proposed by management. Each Director is to serve until the next Annual Meeting of Shareholders and thereafter until his/her successor is elected and qualified.

                                                Votes "For"         Votes "Withheld"
                                                -----------         ----------------
         Andrew G. Kotsatos ...........           2,817,427                2,920
         Fred E. Faulkner, Jr .........           2,816,951                3,396
         George J. Markos .............           2,806,827               13,520
         Lisa M. Mooney ...............           2,816,551                3,796
         Gerald Walle .................           2,808,427               11,920

         Shareholders also voted to amend the Company's Articles of Organization to provide that the Company shall have authority to issue a total of eight million (8,000,000) shares of common stock $.01 par value per share. A total of 2,787,126 votes were cast in favor of the proposal, 31,001 votes were cast against, and there were 2,220 abstentions.

         Shareholders also voted to ratify the action of the Directors in selecting Arthur Andersen LLP as auditors of the Company. A total of 2,814,624 votes were cast in favor of the proposal, 1,153 votes were cast against, and there were 4,570 abstentions.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a)    Exhibits

               Exhibit 27 -- Financial Data Schedule

         b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 26, 1998.

                                   SIGNATURES









     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Boston Acoustics, Inc.
                                         -------------------------------
                                         Registrant






Date:  November 6, 1998                  By: /s/Andrew G. Kotsatos
                                             -------------------------------
                                             Andrew G. Kotsatos
                                             Director, Chief Executive Officer
                                             and Treasurer





Date:  November 6, 1998                  By: /s/Fred E. Faulkner, Jr.
                                             -------------------------------
                                             Fred E. Faulkner, Jr.
                                             President and Chief
                                             Operating Officer





Date:  November 6, 1998                  By: /s/Debra A. Ricker-Rosato
                                             -------------------------------
                                             Debra A. Ricker-Rosato
                                             Vice President and
                                             Chief Accounting Officer