Form 10-Q
period 1998-12-26
BOSTON ACOUSTICS INC
filed 1999-02-09
CIK 805268

--------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------
                                    FORM 10-Q

(MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1998
                                       OR
              [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                                   Yes [X]             No []

There were 5,011,381 shares of Common Stock issued and outstanding as of February 5, 1999.
--------------------------------------------------------------------------

                             Boston Acoustics, Inc.

                                      Index
                                      -----




                                                                                        Page
                                                                                        ----
Part I:      Financial Information

      Item 1.     Financial Statements

                  Consolidated Balance Sheets (Unaudited)-
                  March 28, 1998 and December 26, 1998                                     4

                  Consolidated Statements of Income (Unaudited)-
                  Three months and Nine Months ended December 27, 1997
                  and December 26, 1998                                                    6

                  Consolidated Statements of Cash Flows (Unaudited)-
                  Nine Months ended December 27, 1997 and
                  December 26, 1998                                                        7

                  Notes to Unaudited Consolidated Financial Statements                     8

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               10


Part II:     Other Information

                  Items 1 through 6                                                       14

                  Signatures                                                              15


                          PART I: FINANCIAL INFORMATION

                          Item 1: Financial Statements

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                     Assets


                                                                     March 28, 1998                   December 26, 1998
                                                                     --------------                   -----------------
Current Assets:
      Cash and cash equivalents                                       $ 3,870,569                       $    1,163,469
      Accounts receivable, net of reserves of
        approximately $402,000
        and $516,000, respectively                                     11,439,178                           19,194,033
      Inventories                                                      12,617,077                           28,032,852
      Deferred income taxes                                             1,092,000                            1,092,000
      Prepaid expenses and other current assets                           395,087                              215,940
                                                                      -----------                          -----------
         Total current assets                                          29,413,911                           49,698,294
                                                                      -----------                          -----------
Property and Equipment, at cost:

      Land                                                              1,433,365                            1,433,365
      Building and improvements                                         7,061,479                            7,146,284
      Machinery and equipment                                           8,667,671                           10,734,232
      Office equipment and furniture                                    1,847,326                            3,553,929
      Motor vehicles                                                      288,948                              361,090
                                                                      -----------                          -----------
                                                                       19,298,789                           23,228,900
      Less-accumulated depreciation
         and amortization                                               8,005,621                            9,928,116
                                                                      -----------                          -----------
                                                                      -----------                          -----------

                                                                       11,293,168                           13,300,784
                                                                      -----------                          -----------
Other Assets:

      Other assets, net                                                 1,792,125                            1,394,848
                                                                      -----------                          -----------


                                                                      $42,499,204                          $64,393,926
                                                                      -----------                          -----------
                                                                      -----------                          -----------



The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                   March 28, 1998                   December 26, 1998
                                                                   --------------                   -----------------
Current Liabilities:
 Accounts payable                                                  $   3,224,208                    $   14,290,926
 Accrued payroll and payroll-
      related expenses                                                 1,392,171                         1,723,357
 Dividends payable                                                       414,287                           424,140
 Other accrued expenses                                                  922,216                         1,387,011
 Accrued income taxes                                                    142,075                           104,274
 Current maturity of line of credit                                    3,000,000                         3,000,000
                                                                      -----------                       -----------
           Total current liabilities                                   9,094,957                        20,929,708
                                                                      -----------                       -----------
Line of credit, net of current portion                                 9,500,000                        12,078,353

Commitments

Shareholders' Equity:

Common stock, $.01 par value
   Authorized -- 8,000,000 shares
   Issued - 6,936,327 and 4,990,380
            shares at March 28, 1998 and
            December 26, 1998, respectively                                69,363                           49,904
Additional paid-in capital                                              5,831,724                          484,000
Retained earnings                                                      46,245,277                       30,851,961
                                                                      -----------                       -----------
                                                                       52,146,364                       31,385,865
Less-Treasury stock, 1,964,881 shares at
      March 28, 1998, at cost.                                         28,242,117                           ---
                                                                      -----------                       -----------
           Total shareholders' equity                                  23,904,247                       31,385,865
                                                                      -----------                       -----------
                                                                      $42,499,204                      $64,393,926
                                                                      -----------                       -----------
                                                                      -----------                       -----------



The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                    Three Months Ended                            Nine Months Ended
                                                    ------------------                            -----------------

                                              December 27,          December 26,            December 27,        December 26,
                                                  1997                  1998                    1997                 1998
                                              ------------          ------------            ------------        ------------
Net sales                                     $ 27,187,429          $ 37,305,613            $ 57,738,674        $ 85,155,939

Cost of goods sold                              16,727,826            25,070,440              34,611,336          56,523,377
                                              ------------          ------------            ------------        ------------
Gross profit                                    10,459,603            12,235,173              23,127,338          28,632,562
                                              ------------          ------------            ------------        ------------
Selling and
      marketing expenses                         2,267,937             2,975,878               6,016,009           7,372,786

General and
      administrative expenses                    1,023,254             1,460,654               3,104,196           3,561,538

Engineering and
      development expenses                         927,535             1,374,400               2,490,884           3,677,003

         Total expenses                          4,218,726             5,810,932              11,611,089          14,611,327
                                              ------------          ------------            ------------        ------------
         Income from operations                  6,240,877             6,424,241              11,516,249          14,021,235

Interest income                                     26,159                17,815                 168,772              71,217
Interest expense                                  (347,676)             (219,618)               (789,080)           (542,081)
                                              ------------          ------------            ------------        ------------
         Income before provision
             for income taxes                    5,919,360             6,222,438              10,895,941          13,550,371

Provision for income taxes                       2,307,000             2,269,000               4,173,000           5,015,000
                                              ------------          ------------            ------------        ------------
      Net income                               $ 3,612,360           $ 3,953,438             $ 6,722,941         $ 8,535,371
                                              ------------          ------------            ------------        ------------
                                              ------------          ------------            ------------        ------------
Basic earnings per share                       $       .73          $        .79             $      1.26         $      1.71
                                              ------------          ------------            ------------        ------------
                                              ------------          ------------            ------------        ------------
Diluted earnings per share                     $       .70          $        .75             $      1.23         $      1.62
                                              ------------          ------------            ------------        ------------
                                              ------------          ------------            ------------        ------------
Weighted average common shares outstanding

         Basic                                   4,964,022             4,989,609               5,320,415           4,982,424
         Diluted                                 5,137,211             5,270,648               5,463,671           5,278,824

Dividends per share                           $       .083          $       .085             $      .250         $      .253
                                              ------------          ------------            ------------        ------------
                                              ------------          ------------            ------------        ------------




The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                         -----------------
                                                                          December 27, 1997                December 26, 1998
                                                                          -----------------                -----------------
Cash flows from operating activities:
      Net income                                                          $  6,722,941                     $    8,535,371
 Adjustments to reconcile net income to net cash
         provided by (used in) operating activities-
      Depreciation and amortization                                          1,274,934                          2,368,964
      Provision for doubtful accounts                                           69,800                            133,100
      Compensation expense related to restricted
         stock and warrants                                                    434,227                                ---
Changes in assets and liabilities --
      Accounts receivable                                                   (6,230,433)                        (7,887,955)
      Inventories                                                           (2,725,103)                       (15,415,775)
      Prepaid expenses and other current assets                                573,335                            179,147
      Accounts payable                                                       1,695,336                         11,066,718
      Accrued payroll and other accrued expenses                               870,065                            795,981
      Accrued income taxes                                                     195,639                            (37,801)
                                                                          -----------------                -----------------
         Net cash provided by (used in) operating activities                 2,880,741                           (262,250)
                                                                          -----------------                -----------------
Cash flows from investing activities:
      Purchase of property and equipment, net                                 (657,904)                        (3,930,111)
      Proceeds from sale of held-to-maturity investments                     3,361,422                                ---
      Increase in other assets                                                 (31,892)                            (1,306)
                                                                          -----------------                -----------------
         Net cash provided by (used in) investing activities                 2,671,626                         (3,931,417)
                                                                          -----------------                -----------------
Cash flows from financing activities:
      Dividends paid                                                        (1,348,162)                        (1,253,168)
      Stock dividend fractional share payment                                      ---                               (480)
      Purchase of treasury stock                                           (23,912,402)                               ---
      Proceeds from line of credit                                          21,125,000                          9,600,000
      Payments on line of credit                                            (5,125,000)                        (7,100,000)
      Proceeds from exercise of stock options                                  333,795                            240,215
                                                                          -----------------                -----------------
         Net cash used in financing activities                              (8,926,769)                         1,486,567
                                                                          -----------------                -----------------
Decrease in cash and cash equivalents                                       (3,374,402)                        (2,707,100)

Cash and cash equivalents, beginning of period                               4,937,232                          3,870,569
                                                                          -----------------                -----------------
Cash and cash equivalents, end of period                                  $  1,562,830                     $    1,163,469
                                                                          -----------------                -----------------
                                                                          -----------------                -----------------
Supplemental Disclosure of NonCash Financing Activities:
      Dividends payable                                                   $    413,871                     $      424,140
      Retirement of treasury stock                                        $      ---                       $   28,242,117
                                                                          -----------------                -----------------
Supplemental Disclosure of Cash Flow Information:
      Cash paid for income taxes                                          $  4,003,599                     $    5,052,800
                                                                          -----------------                -----------------
                                                                          -----------------                -----------------
      Cash paid for interest                                              $    789,080                     $      557,672
                                                                          -----------------                -----------------
                                                                          -----------------                -----------------




The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

         The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and nine-month periods ended December 26, 1998 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K for fiscal year ended March 28, 1998.

(2)  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                       March 28, 1998          December 26, 1998
                                                      ---------------          -----------------
      Raw materials and work-in process               $    7,473,368              $11,232,701
      Finished goods                                       5,143,709               16,800,151
                                                      $   12,617,077              $28,032,852
                                                      ---------------          -----------------
                                                      ---------------          -----------------



         Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3) Stockholders Equity

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

         In October 1998, the Company retired 1,964,881 shares of treasury stock that had a cost of approximately $28,242,000. As a result of the retirement of these shares, the Company charged approximately $22,635,000 to retained earnings.

(4)  Net Income Per Common Share

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. The Company has restated earnings per share for the comparative periods for fiscal 1998 as required by SFAS No.
128. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options and warrants). For the periods ended December 27, 1997 and December 26, 1998, there were no antidilutive shares for purposes of earnings per share.


      A reconciliation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:



                                                Three Months Ended                          Nine Months Ended
                                                ------------------                          -----------------
                                        December 27,          December 26,            December 27,        December 26,
                                           1997                   1998                    1997                 1998
                                        -----------           -----------             -----------         -----------
      Basic weighted
        average common
        shares outstanding                4,964,022            4,989,609                5,320,415           4,982,424

      Dilutive effect of
        assumed exercise of
        stock options and warrant           173,189              281,039                  143,256             296,400
                                        -----------           -----------             -----------         -----------
      Weighted average
        common shares
        outstanding assuming
        dilution                          5,137,211            5,270,648                5,463,671           5,278,824
                                        -----------           -----------             -----------         -----------




(5)  Stock Options

      The following is a summary of stock option activity:

                                                                                              Weighted
                                                     Number of               Price            Average
                                                      Options                Range             Price
------------------------------------------------------------------------------------------------------
         Outstanding at March 28, 1998                501,854          $11.33 - $19.89         $14.86
         Options granted                               63,750               $20.25             $20.25
         Options exercised                            (18,953)         $11.33 - $13.00         $12.67
------------------------------------------------------------------------------------------------------
         Outstanding at December 26, 1998             546,561          $11.67 - $20.25         $15.56
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
         Exercisable at December 26, 1998             162,240          $11.67 - $14.67         $13.69
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month and six-month periods ended December 27, 1997 and December 26, 1998 expressed as percentages of net sales.


                                             Three Months Ended                       Nine Months Ended
                                             ------------------                       -----------------
                                   December 27,           December 26,           December 27,         December 26,
                                       1997                   1998                   1997                 1998
                                   -----------            -----------            -----------          -----------
Net sales                              100.0 %               100.0 %                100.0 %            100.0 %

Cost of goods sold                      61.5                  67.2                   59.9                66.4
                                   -----------            -----------            -----------          -----------
  Gross profit                          38.5                  32.8                   40.1                33.6
                                   -----------            -----------            -----------          -----------
Selling and marketing
         expenses                        8.3                   8.0                   10.4                 8.6

General & administrative
         expenses                        3.8                   3.9                    5.4                 4.2

Engineering & development
         expenses                        3.4                   3.7                    4.3                 4.3
                                   -----------            -----------            -----------          -----------
                                        15.5                  15.6                   20.1                17.1
                                   -----------            -----------            -----------          -----------
  Income from operations                23.0                  17.2                   20.0                16.5

Interest income (expense), net          (1.2)                 (0.5)                  (1.1)               (0.6)
                                   -----------            -----------            -----------          -----------
  Income before provision for
   income taxes                         21.8                  16.7                   18.9                15.9

Provision for income taxes               8.5                   6.1                    7.3                 5.9
                                   -----------            -----------            -----------          -----------
   Net income                           13.3 %                10.6 %                 11.6 %              10.0 %
                                   -----------            -----------            -----------          -----------
                                   -----------            -----------            -----------          -----------




Net sales increased 37%, from approximately $27,187,000 during the third quarter of fiscal 1998 to approximately $37,306,000 during the third quarter of fiscal 1999. For the nine months ended December 26, 1998 net sales increased approximately 48% from approximately $57,739,000 to approximately $85,156,000. The overall sales increase for both the three-month and nine-month periods ended December 26, 1998 was primarily due to the OEM sales of multimedia speaker systems to Gateway, Inc. ("Gateway"), a leading global direct marketer of PC products. These products included the BA635 three-piece system, the Digital MediaTheater(TM) three-piece system, and the DigitalTheater(TM) 6000, a complete Dolby(R) Digital 5.1 Channel Home Theater System. During the three-month and nine-month periods ended December 26, 1998, growth in the Company's core business was primarily the result of the continued success of the ProSeries automotive component speaker systems and the subwoofer/satellite home theater speaker systems.

The Company's gross margin for the three-month and nine-month periods ended December 26, 1998 increased in absolute dollars but decreased as a percentage of net sales due primarily to a shift in the sales mix to loudspeaker models with slightly lower margins, particularly the Company's OEM multimedia speaker systems.

Total operating expenses increased in absolute dollars for both the three-month and nine-month periods ended December 26, 1998, while remaining relatively stable as a percentage of net sales during the three-month period ended December 26, 1998 and decreasing as a percentage of net sales for the nine-month period ended December 26, 1998 compared to the corresponding periods a year ago. Selling and marketing expenses for the three-month and nine-month periods ended December 26, 1998 have increased in absolute dollars primarily due to increased salaries and benefits relating to additional personnel and increased marketing expenses associated with the direct-to-consumer program for the Company's Personal Desktop Audio(TM) products. General and administrative expenses have increased in absolute dollars primarily due to increased depreciation expenses relating to updated computerized systems. As a percentage of net sales, general and administrative expenses remained relatively stable during the three-month period ended December 26, 1998 and decreased as a percentage of net sales for the nine-month period ended December 26, 1998 compared to the corresponding periods a year ago. Engineering and development expenses for the three-month and nine-month periods ended December 26, 1998 have increased in absolute dollars due primarily to increased salaries and benefits relating to additional personnel and increased expenses associated with new product development. As a result of these increases, engineering and development expenses increased as a percentage of net sales for the three-month period ended December 26, 1998 while remaining stable during the nine-month period, as compared to the same periods a year ago.

Net interest expense has decreased during the three-month and nine-month periods ended December 26, 1998 compared to the corresponding periods a year ago. The decrease is primarily due to lower interest expense as a result of the Company's repayments on the Company's line of credit borrowing during the first six months of fiscal 1999 which was partially offset by additional borrowings during the three-month period ended December 26, 1998.

The Company's effective income tax rate decreased slightly for the three-month period ended December 26, 1998 from 39% to 36.5% as compared to the same period a year ago, primarily due to lower state income taxes. For the nine-month period of fiscal 1999 the effective tax rate decreased from approximately 38.3% to 37%.

Net income for the third quarter increased 9%, from approximately $3,612,000 in fiscal 1998 to approximately $3,953,000 in fiscal 1999 while diluted earnings per share increased from $.70 to $.75 per share. Net income for the nine-month period ended December 26, 1998 increased 27%, from approximately $6,723,000 in fiscal 1998 to approximately $8,535,000 in fiscal 1999, while diluted earnings per share for the nine-month period increased from $1.23 to $1.62 per share. The increase in net income for the three and nine-month periods ended December 26, 1998 was primarily the result of the increased sales growth, which was offset slightly by the operating loss of the Snell subsidiary included in the consolidated results of operations.

Liquidity and Capital Resources

During the first nine months of fiscal 1999, the Company financed its growth principally with net proceeds of $2,500,000 from the Company's revolving line of credit. As of December 26, 1998 the Company's working capital was approximately $28,769,000, an increase of approximately $8,450,000 from March 28, 1998. The increase in working capital was primarily due to increased inventory and accounts receivable which were partially offset by increased accounts payable balances and the borrowings on the Company's line of credit during the first nine months of fiscal 1999. The Company's cash and cash equivalents were approximately $1,163,000 at December 26, 1998. The Company's cash and cash equivalents at December 26, 1998 decreased by approximately $2,707,000 from March 28, 1998 primarily due to increased inventory levels, increased accounts receivable balances and purchases of property and equipment relating to production tooling and computerized equipment. The Company's increased inventory levels, both in absolute dollars and as a percentage of net sales, was principally the result of an increase of OEM products relating to the timing of Gateway orders placed during the last three months. In addition, inventory levels of certain core products contributed to the overall inventory increase. The increase in the Company's accounts receivable balance is principally the result of the 48% increase in net sales for the nine-month period ended December 26, 1998 and the timing of payments by certain larger customers which were subsequently received after December 26, 1998. Current liabilities increased by approximately $11,835,000 primarily as a result of increases in accounts payable related to inventory purchases and other accrued expenses. Long-term debt increased by approximately $2,600,000 as a result of borrowings under the Company's line of credit. The Company has two lines of credit with two banking institutions totaling $26,500,000. At December 26, 1998 the Company had borrowings totaling $15,000,000 under its $25 million revolving credit agreement. The Company believes that its existing resources are adequate to meet its requirements for working capital and capital expenditures through the next twelve months.

Significant Customers

The Company's financial results for the three-month and nine-month periods ending December 26, 1998 include significant OEM sales of multimedia speaker systems to Gateway. These sales are pursuant to various contracts that currently run through June 1999. Since these contracts do not contain schedules with which Gateway must comply in placing orders, orders by Gateway may fluctuate significantly from quarter to quarter over the terms of the contracts. Assuming Gateway places orders in the quantities required under the terms of the contracts by June 1999, a substantial portion of the Company's revenues for the fourth quarter of fiscal 1999 is expected to be derived from its contracts with Gateway. As a result of recent discussions with Gateway, the Company anticipates a decline in the quantity of products sold to Gateway during the last quarter of fiscal 1999 and in subsequent quarters, although the Company expects Gateway to continue as a significant customer. The loss of Gateway as a customer or any significant portion of orders from Gateway could have a material adverse affect on the Company's business, results of operations and financial condition. In addition, the Company also could be materially adversely affected by any substantial work stoppage or interruption of production at Gateway or if Gateway were to reduce or cease conducting operations.

Year 2000 Compliance

The Company has undertaken an internal assessment of its operations, including its information and financial systems and its manufacturing equipment in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. The Company is currently in the process of updating its computer systems and applications to improve the scalability and functionality of the Company's overall manufacturing, planning and inventory related systems and to ensure that they are Year 2000 compliant. The Company believes that the Company's updated computer system will be Year 2000 compliant. The financial impact to the Company of its Year 2000 compliance programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. The Company has also commenced a survey of its suppliers' Year 2000 compliance status and is anticipating responses from theses suppliers before the end of the current fiscal year. While the Company does not believe it will suffer any major effects from the Year 2000 issue, it is possible that such effects could materially impact future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. In addition, if any of the Company's significant customers or suppliers do not successfully and in a timely manner achieve Year 2000 compliance, the Company's business could be materially affected. At present, the Company has not developed contingency plans, but intends to determine whether to develop any such plans by the end of fiscal 1999.

Possible Adverse Effect of Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies and a new common currency called the "euro." This represented an initial step in a process expected to culminate in the replacement of the existing currencies with the euro. The conversion to the euro will have operational and legal implications for some of our international business activities. We have begun evaluating these implications, but we have yet to estimate the potential impact on our business, operating results and financial condition. Our preliminary judgment, however, is that the nature of our business and customers makes a material impact unlikely.

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

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits

               Exhibit 27 -- Financial Data Schedule

         b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 26, 1998.

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



                                        Boston Acoustics, Inc.
                                        ----------------------
                                        Registrant






Date:  February 5, 1999                 By: s/Andrew G. Kotsatos
                                            ---------------------
                                              Andrew G. Kotsatos
                                              Director, Chief Executive Officer
                                              and Treasurer





Date:  February 5, 1999                 By: s/Fred E. Faulkner, Jr.
                                            -----------------------
                                              Fred E. Faulkner, Jr.
                                              President and Chief
                                              Operating Officer





Date:  February 5, 1999                 By: s/Debra A. Ricker-Rosato
                                            ------------------------
                                              Debra A. Ricker-Rosato
                                              Vice President and
                                              Chief Accounting Officer