Form 10-K
period 1999-03-27
BOSTON ACOUSTICS INC
filed 1999-06-30
CIK 805268

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------
                                    FORM 10-K

(MARK ONE)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 27, 1999
                                       OR
                [] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                           COMMISSION FILE NO. 33-9875
                           ---------------------------
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

                                 (978) 538-5000
               (REGISTRANT'S TELEPHONE NUMBER,INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                8,000,000 shares of Common Stock ($.01 Par Value)
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes /X/          No / /

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $60,226,559 as of June 24, 1999.

There were 5,021,700 shares of Common Stock issued and outstanding as of
June 24, 1999.
--------------------------------------------------------------------------------
                                  DOCUMENTS INCORPORATED BY REFERENCE

(1) Registrant's Annual Report to Stockholders for the fiscal year ended March 27, 1999 (Part II, Items 5, 6, 7, 8 and Part IV, 14 (a)(1))

(2) Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on August 10, 1999 (Part III, Items 10, 11, 12 and 13)

                             BOSTON ACOUSTICS, INC.


Securities and Exchange Commission
  Item Number and Description                                                                                          Page
  ---------------------------                                                                                          ----
                                     PART I

ITEM       1.          Business                                                                                           1

ITEM       2.          Properties                                                                                         8

ITEM       3.          Legal Proceedings                                                                                  8

ITEM       4.          Submission of Matters to a Vote of Security Holders                                                8

                                     PART II

ITEM       5.          Market for Registrant's Common Equity
                       and Related Stockholder Matters                                                                    9

ITEM       6.          Selected Financial Data                                                                            9

ITEM       7.          Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                                9

ITEM       8.          Financial Statements and Supplementary Data                                                        9

ITEM       9.          Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                                                                9

                                    PART III

ITEM       10.         Directors and Executive Officers of the Registrant                                                10

ITEM       11.         Executive Compensation                                                                            10

ITEM       12.         Security Ownership of Certain Beneficial
                       Owners and Management                                                                             10

ITEM       13.         Certain Relationships and Related Transactions                                                    10

                                     PART IV

ITEM       14.         Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K                                                                               11

SIGNATURES                                                                                                               14

Inasmuch as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the Registrant's best good faith estimate for purposes of this Annual Report on Form 10-K, and the Registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon $17.875, the price at which the Common Stock was last sold on June 24, 1999 as reported by The Nasdaq Stock Market. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant's Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

                                     PART I



ITEM 1. BUSINESS


Boston Acoustics, Inc. (the "Company") engineers, manufactures and markets moderately-priced, high-quality audio systems for use in home audio and video entertainment systems, in after-market automotive audio systems and in multimedia computer environments. The Company believes that its products deliver better sound quality than other comparably priced audio systems. Most of the Company's products are assembled by the Company from purchased components, although certain automotive speakers are manufactured by others according to Company specifications. All of the Company's products and subassemblies, including those supplied by outside sources, have been designed by the Company's engineering department. Boston Acoustics' speakers are marketed nationwide through selected audio and audio-video specialty dealers and through distributors in many foreign countries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations" which is included in the Company's 1999 Annual Report which is filed as Exhibit 13 hereto.

The Company was organized as a Massachusetts corporation in 1979 by Andrew G. Kotsatos and former Chief Executive Officer, Francis L. Reed, who passed away in November 1996. Its principal executive offices and manufacturing facilities are located at 300 Jubilee Drive, Peabody, Massachusetts.

PRODUCTS

The Company has determined it has two reportable business industry segments:
Core and original equipment manufacturer (OEM) and Multimedia. Prior to fiscal 1998, the Company operated as a single segment. The Company's reportable segments are strategic business units that sell the Company's products to distinct distribution channels. Both segments derive their revenues from the sale of audio systems. They are managed separately because each segment requires distinct selling and marketing strategies, as the class of customers within each segment is different. Each business segment has distinct product lines as discussed below.

The Home Loudspeaker line consists of six bookshelf models currently ranging in price from $100 to $420 per pair, four floor-standing systems currently priced from $500 to $1600 per pair, two home theater subwoofer/satellite systems currently priced at $700 and $1000 per system, and three powered subwoofers priced at $400, $600 and $1200. Additional products for the home theater market include five different center-channel speakers currently ranging in price from $130 to $600 each and three diffuse-field surround speakers ranging in price from $200 to $500 per pair. The Company also produces magnetically shielded versions of most of its models and produces three indoor/outdoor speaker systems (Voyager-Registered Trademark-, Runabout-Registered Trademark- I, and Runabout II) currently priced from $200 to $400 per pair. The Company also produces a complete THX-Registered Trademark- Home Theater speaker system priced at $3,600 and the DigitalTheater-TM- 6000, a complete digital home theater sound system priced at $599.95.

The Designer Series line is a collection of speaker systems engineered for flush mounting in the walls or ceilings of homes, businesses and recreational vehicles. There are eleven models in the Designer Series line with prices currently ranging from $130 to $500 per pair.

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

The Multimedia category of products sold through the Company's retailers and via a direct Internet-based sales channel currently consists of three high performance powered subwoofer/satellite speaker systems for computing environments priced from $99.95 to $249.95 per system. The OEM sales of Multimedia speaker systems sold to Gateway, Inc. ("Gateway"), a leading global direct marketer of PC products, include the BA635 three-piece system, the Digital MediaTheater-TM- three-piece system, and the DigitalTheater-TM-6000, a complete Dolby-Registered Trademark- Digital 5.1 Channel Home Theater System.

NEW PRODUCTS

In fiscal 1999, as in previous years, the Company introduced new systems for all of our markets. These new products, described below, supplemented or replaced certain products which in the Company's opinion had matured. The Company believes that its new product offerings will increase penetration in current markets, and help gain footholds in new markets.

A highlight of fiscal 1999 was the Company's introduction of the DigitalTheater 6000. The DigitalTheater 6000 system is the first complete home theater sound system with 5.1 channel Dolby-Registered Trademark-Digital processing (the step beyond Dolby analog processing). It includes five sonically matched satellite speakers and a powered subwoofer, driven by a powerful six-channel amplifier. It is designed to utilize minimal space while producing superior sound quality. It has a suggested retail price of $599.95.

In fiscal 1999, the Company added an important new model to its highly-regarded Lynnfield VR Series of floorstanding speakers. The new Lynnfield VR940, priced at $500 per pair, utilizes an innovative new bass driver designed and built by the Company that delivers exceptional performance from a sleek enclosure. The VR940 received an "Innovations '99" award for new product design and engineering excellence at the International Consumer Electronics Show in Las Vegas.

The Company expanded its home theater speaker offerings with the introduction of the System8000. This system is a complete six-speaker package with front and rear satellites, a center channel speaker, and a 65-watt powered subwoofer. It features the Company's MagnaGuard-Registered Trademark-magnetic shielding and a DCD-TM- long excursion bass driver. The suggested retail price is $700 per system.

The Company added two new models to its line of Compact Reference Series bookshelf speakers. The CR4 and CR5 are both smaller than a typical hardcover book, but offer smooth, wide-range sound. These new models are suited for use in small, high-quality music systems, as extension speakers or as an upgrade for speakers that are packaged with "shelf" audio systems. The CR4 and CR5 have suggested retail prices of $100 per pair and $150 per pair, respectively.

The Company's new Digital MediaTheater-TM- desktop home theater system also debuted in fiscal 1999. Digital MediaTheater is a fully digital, self powered sound system for the personal computing environment. It uses Dolby Digital Decoding and Virtual Dolby to create a full 5.1 channel Dolby Digital sound experience for games, movies, music and other PC multimedia audio sources. The basic system includes two satellites and a hideaway subwoofer and has a suggested retail price of $299.95. Optional surround sound speakers are available for $50.00 a pair.

In addition, the Company introduced the BA635 three-piece multimedia sound system. The system includes two diminutive desktop satellite speakers and a miniature hideaway subwoofer. It has quickly become one of the Company's best selling models. The suggested retail price is $99.95 per system.

Introduced in fiscal 1999, the Company's new Designer Series DX Pro in-wall diffuse-field surround speaker is designed to be mounted flush with the wall surface. The DX Pro is designed to duplicate the performance of surround speakers in a movie theater, projecting sound along walls, ceilings, floors and other surfaces to provide a realistic three-dimensional sound field while remaining virtually invisible. DX Pro grilles and frames can be painted to match their surroundings. The suggested retail price is $500 per pair.

In addition to the DX Pro, the Company added three additional new speakers to our popular Designer Series in fiscal 1999. Two of the new speakers are flush-mounted wall speakers--the Model 261, a 6 1/2-inch two way with a suggested retail price of $250per pair, and the Model 251, a 5 1/4-inch two way with a suggested retail price of $200 per pair. The third speaker, the Model 315, is a ceiling mounted speaker priced at $150 per pair and can be used to bring audio into hallways and small rooms, or to provide rear-channel surround in home theater systems.

The Company also introduced in fiscal 1999, a completely new generation of its flagship ProSeries products for car audio enthusiasts. The ProSeries family is designed to handle high power without distortion and with accurate frequency response to produce detailed, clean sound. ProSeries components include woofers and distinctly small tweeters that can be mounted in a variety of places. These components can be installed in most stock factory locations without modifying car interiors, or in custom arrangements virtually anywhere in the vehicle. They have suggested retail prices ranging from $400 to $750 for the system.

In addition to the ProSeries .5 component speakers, the Company also introduced completely redesigned 8-inch, 10-inch and 12-inch ProSeries .5 subwoofers for loud, undistorted bass sound in automotive environments and are priced from $220 to $300 each.

In June 1996, the Company acquired the business of Snell-Registered Trademark- Acoustics ("Snell"), a manufacturer of high-quality speaker systems for traditional audio and home theater use. Snell specializes in creating furniture-quality speakers for discriminating customers. Snell's line of speakers includes products in four ranges - - compact speaker systems, floorstanding systems, in-wall speaker systems and THX home theater systems. Products range from $450 per pair for small bookshelf speakers, to $45,000 per system for a complete 7-speaker THX theater system with state-of-the-art digital room correction.

ENGINEERING AND DEVELOPMENT

The Company's engineering and development department is actively engaged in the development of new products and manufacturing processes, the improvement of existing products and the research of new materials for use in the Company's products. The Company designs all of its products and subassemblies, including those supplied by outside sources.

The Company's engineering and development staff includes 59 full-time employees and three outside consultants. During fiscal years 1997, 1998 and 1999 the Company spent approximately, $3,187,000, $3,513,000 and $5,106,000, respectively, for engineering and development.

MARKETING

The Company employs 29 salespersons and retains 13 manufacturer's representatives who service the Company's dealer network. In addition, the Company retains the services of two freelance public relations consultants (one in the United States, one in Europe) to assist in the professional promotion of the Company and its products. Boston Acoustics' home audio, Designer Series (in wall/in ceiling models) and outdoor speaker products are distributed in the United States and Canada through approximately 551 selected audio or audio specialist retailers, some of whom have multiple outlets. The Company's car audio products are sold through approximately 332 similarly specialized retailers, some of whom also sell the Company's home audio products. The Company's dealers usually stock and sell a broad range of audio products including, in most cases, the Company's competitor's products. The Company seeks dealers who emphasize quality products and who are knowledgeable about the products they sell. The Company's Multimedia products are sold through an OEM agreement with Gateway, through the Company's retailers and via a direct Internet-based sales channel (www.bostondirect.com). During the fiscal year ended March 27, 1999 one customer accounted for 49% of net sales.

Boston Acoustics' products are also exported to dealers in Canada and sold through exclusive distributors in over 50 foreign countries, primarily in Europe, Asia/Pacific and South/Central America. Export sales accounted for approximately 21% of net sales in fiscal 1997, 19% in fiscal 1998, and 14% in fiscal 1999. See also Note 7 to Consolidated Financial Statements incorporated herein by reference, pursuant to Part II, Item 8.

The Company emphasizes the high performance-to-price ratio of its products in its advertising and promotion. Boston Acoustics believes that specialty retailers can be effective in introducing retail customers to the high dollar value of the Company's products. The Company directly supports its domestic dealers and international distributors via a cooperative advertising program, prepared advertisements, detailed product literature and point of purchase materials. The Company also regularly advertises in national specialist magazines including SOUND AND VISION, AUDIO, CAR AUDIO AND ELECTRONICS, CAR STEREO REVIEW, VIDEO, HOME THEATER and AUDIO VIDEO INTERNATIONAL. During fiscal 1999 the Company spent approximately $2,704,000 (2.3% of net sales) for advertising.

COMPETITION

The Company competes primarily on the basis of product performance, price and the strength of its dealer organization.

The market for branded loudspeaker systems is served by many manufacturers, both foreign and domestic. Many products are available over a broad price range, and the market is highly fragmented and competitive. The Company distributes its products primarily through specialty retailers where it competes directly for space with other branded speaker manufacturers. Audio systems produced by many of the Company's competitors can be purchased by consumers through mass merchandisers, department stores, mail-order merchants, and catalogue showrooms. The Company believes it is more advantageous to distribute through specialty retailers who provide sales support and service to consumers.

Boston Acoustics competes with a substantial number of branded speaker manufacturers, including Bose Corporation, Infinity and JBL (divisions of Harman International Industries), Advent (division of Recoton Corp.), Polk Audio, Inc., and Klipsch and Associates, Inc. Some of these competitors have greater technical and financial resources than the Company and may have broader brand recognition than Boston Acoustics.

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

MANUFACTURING AND SUPPLIERS

Most of the Company's products are assembled by the Company from components specially fabricated for the Company, although certain automotive speakers and multimedia audio systems are manufactured by others in certain foreign countries according to Company specifications.

The Company purchases materials and component parts from approximately 274 suppliers located in the United States, Canada, Europe and the Far East. Although Boston Acoustics relies on single suppliers for certain parts, the Company could, if necessary, develop multiple sources of supply for these parts. The Company does not have long-term or exclusive purchase commitments. The Company does have a written agreement with one of its inventory suppliers, which accounted for more than 10% of the Company's purchases during fiscal year 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--International Operations" which is included in the Company's 1999 Annual Report which is filed as
Exhibit 13 hereto.

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

PATENTS AND TRADEMARKS

Boston Acoustics holds seven United States patents and numerous international patents, which relate to certain speaker technologies, assemblies and cabinet design. The Company also currently has several registered trademarks including Boston-Registered Trademark-, Boston Acoustics-Registered Trademark-, PowerVent-Registered Trademark-, Tempo-Registered Trademark-, Voyager-Registered Trademark-, and Runabout-Registered Trademark- . Trademarks used by the Snell subsidiary include Snell Acoustics, Snell Multimedia, Snell Music & Cinema and Room Ready-Registered Trademark-. The Company believes that its growth, competitive position and success in the marketplace are more dependent on its technical and marketing skills and expertise than upon the ownership of patent and trademark rights. There can be no assurance that any patent or trademark would ultimately be proven valid if challenged.

SIGNIFICANT CUSTOMERS

A significant portion of the Company's sales currently are to Gateway, Inc. ("Gateway") pursuant to a purchase agreement that extends through July 2, 1999. Since this purchase agreement with Gateway does not contain minimum or scheduled purchase requirements, purchase orders by Gateway may fluctuate significantly from quarter to quarter over the terms of the agreement. Although the Company expects Gateway to continue as a significant customer, the Company anticipates a decline in the quantity of products to be sold to Gateway in fiscal 2000. The loss of Gateway as a customer or any significant portion of orders from Gateway could have a material adverse affect on the Company's business, results of operation and financial condition. In addition, the Company also could be materially adversely affected by any substantial work stoppage or interruption of production at Gateway or if Gateway were to reduce or cease conducting operations.

BACKLOG

The Company currently has no significant backlog. The Company's policy is to maintain sufficient inventories of finished goods to fill all orders within two business days of receipt.

WARRANTIES

Boston Acoustics warrants its home speakers to be free from defects in materials and workmanship for a period of five years, its Designer Series speakers and its automotive speakers for one year and its multimedia audio speaker systems for a period of three years. During the years ended March 27, 1999, March 28, 1998 and March 29, 1997, warranty costs recorded by the Company were approximately $241,000, $193,000 and $232,000, respectively.

EMPLOYEES

As of June 24, 1999, the Company had 353 full-time employees who were engaged as follows: 219 in production and materials management; 59 in engineering and development; 49 in marketing and sales support; and 26 in administration.

None of the Company's employees are represented by a collective bargaining agreement and the Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Andrew G. Kotsatos, who is Chairman of the Board, Chief Executive Officer and Treasurer of the Company, and Fred E. Faulkner, Jr., who is President and Chief Operating Officer of the Company, is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 10, 1999, under the headings "Proposal No. 1 -- Election of Directors" and "Board of Directors." Information concerning the Company's other executive officers as of June 24, 1999 is set forth below.


Name                       Age              Title
----                       ---              -----

Moses A. Gabbay            54               Vice President - Engineering
Paul F. Reed               35               Vice President - Administrative Services
Debra A. Ricker-Rosato     43               Vice President - Finance
Robert L. Spaner           38               Vice President - Sales
Martin J. Harding          39               Vice President - Marketing


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

Martin J. Harding was named Vice President - Marketing in November 1998. He joined the Company in 1996 as International sales manager. In 1997 he became Director of International Sales and Marketing. Mr. Harding previously held positions specializing in International sales and marketing with Casio, Celestion and NAD Electronics.

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

Snell Acoustics ("Snell"), a subsidiary of the Company, leases all of the properties used in its business. Snell maintains its principal executive offices and manufacturing facilities at 143 Essex Street, Haverhill, Massachusetts. A total of 65,090 square feet of space is leased from an unrelated party under an operating lease which expires in September 1999.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings affecting the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 1999.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The information required by this item is incorporated by reference to the section entitled "Stock Market Activity" on page 21 in the Registrant's 1999 Annual Report to Stockholders, which is filed herewith as Exhibit 13.


ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" on page 20 in the Registrant's 1999 Annual Report to Stockholders, which is filed herewith as Exhibit 13.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 10 in the Registrant's 1999 Annual Report to Stockholders, which is filed herewith as Exhibit 13.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to the section entitled "Quantitative and Qualitative Disclosures about Market Risk" on page 9 in the Registrant's 1999 Annual Report to Stockholders, which is filed herewith as Exhibit 13.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements at March 27, 1999 and notes thereto on pages 11 through 19 in the Registrant's 1999 Annual Report to Stockholders, which is filed herewith as Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

None.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b), the information required by this item concerning executive officers, including certain information incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 10, 1999 concerning Andrew G. Kotsatos, who is the Chairman of the Board, Chief Executive Officer and Treasurer of the Company, and Fred E. Faulkner, Jr., who is President and Chief Operating Officer of the Company, is set forth in Part I, Item 1, hereof, under the heading "Executive Officers of the Registrant". Information concerning Directors, including Messrs. Kotsatos and Faulkner, is incorporated by reference to the sections entitled "Proposal No. 1 -- Election of Directors", "Board of Directors" and "Compensation Interlocks and Insider Participation" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 10, 1999.

There is incorporated herein by reference to the discussion under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 10, 1999 the information with respect to delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 10, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

The information required by this item is incorporated by reference to the section entitled "Principal and Management Stockholders" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 10, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Transactions" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 10, 1999.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K.

(a) The following documents are included as part of this report:

         (1) FINANCIAL STATEMENTS

          The following consolidated financial statements are incorporated by reference to the Registrant's 1999 Annual Report to Stockholders:

          Report of Independent Public Accountants.

          Consolidated Balance Sheets as of March 28, 1998 and March 27, 1999.

          Consolidated Statements of Income for the three years ended March 27, 1999.

          Consolidated Statements of Shareholders' Equity for the three years ended March 27, 1999.

          Consolidated Statements of Cash Flows for the three years ended March 27, 1999.

          Notes to Consolidated Financial Statements.

         (2) FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules are filed as part of this report and should be read in conjunction with the consolidated financial statements:


         Report of Independent Public Accountants.

         Schedule II -- Valuation and Qualifying Account.


         Other financial schedules have been omitted because they are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

         (3) LISTING OF EXHIBITS


                  Exhibits
                  --------

         3.1.         -  Articles of Organization (1)
         3.2.         -  Amendment to Articles of Organization (1)
         3.3.         -  Second Amendment to Articles of Organization (1)
         3.4.         -  Bylaws (1)
         4.1.         -  Specimen Share Certificate (1)
         10.1.+       -  1996 Stock Plan adopted by Boston Acoustics, Inc.
                         on February 20, 1996, as amended (3)
         10.2.+       -  1986 Incentive Stock Option Plan adopted by Boston
                         Acoustics, Inc. on October 15, 1986, as amended (2)
         10.3.+       -  1997 Stock Plan adopted by Boston Acoustics, Inc. on May 28, 1997.
         10.4.#       -  Purchase Agreement dated March 27, 1997 by and between
                         Gateway 2000, Inc. and Boston Acoustics, Inc. (3)
         10.5.        -  Boston Acoustics, Inc. Warrant naming Gateway 2000, Inc.
                         as registered holder. (3)
         10.6.#       -  Letter of Agreement (3) dated January 14, 1997 by and between
                         Gateway 2000, Inc. and Boston Acoustics, Inc. (3)
         10.7.        -  Loan Agreement dated as of June 13, 1997 between Boston Acoustics, Inc. and
                         State Street Bank and Trust Company. (4)
         10.8.        -  Revolving Credit Note dated as of June 13, 1997 in the amount of $25,000,000 made by Boston Acoustics, Inc. payable to the order of State Street Bank and Trust Company. (5)
         10.9.        -  Stock Redemption Agreement dated as of June 13, 1997 by and among Boston
                         Acoustics, Inc. and Valerie R. Cohen, Lisa M. Mooney and Paul F. Reed
                         as Executors of the Estate of Francis L. Reed and the Estate of Dorothea T. Reed (6)
         10.10.^      -  Letter of Agreement dated December 22, 1997 by and between Gateway 2000,
                         Inc. and Boston Acoustics, Inc. (7)
         10.11.^      -  Letter of Agreement dated May 14, 1998 by and between Gateway 2000, Inc.
                         and Boston Acoustics, Inc.
         13.   *      -  1999 Annual Report to Shareholders
         21.          -  Subsidiaries of the Registrant (3)
         23.   *      -  Consent of Independent Public Accountants
         27.   *      -  Financial Data Schedule
         99.          -  "Safe Harbor" Statement under Private Securities Litigation
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

(b)       REPORTS ON FORM 8-K:

No reports on Form 8-K were filed by the Registrant during the last quarter covered by this report, and no other such reports were filed subsequent to March 27, 1999 through the date of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on the 29th day of June 1999.

                                             BOSTON ACOUSTICS, INC.
                                                  (Registrant)



                                             BY:  s/Andrew G. Kotsatos
                                                  -----------------------------
                                                   Andrew G. Kotsatos
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                          Capacities                                                   Date


s/Andrew G. Kotsatos                                                                             6/29/99
----------------------              Director, Chief Executive                                    ------------
Andrew G. Kotsatos                  Officer and Treasurer


s/Fred E. Faulkner, Jr.                                                                          6/29/99
----------------------              Director, President and                                      ------------
Fred E. Faulkner, Jr.               Chief Operating Officer


s/Debra A. Ricker-Rosato                                                                         6/29/99
----------------------              Vice President and                                           ------------
Debra A. Ricker-Rosato              Chief Accounting Officer


s/George J. Markos                                                                               6/29/99
----------------------              Director                                                     ------------
George J. Markos


s/Lisa M. Mooney                                                                                 6/29/99
----------------------              Director                                                     ------------
Lisa M. Mooney

s/Gerald Walle                                                                                   6/29/99
----------------------              Director                                                     ------------
Gerald Walle