Form 10-K/A
period 1999-03-27
BOSTON ACOUSTICS INC
filed 1999-07-21
CIK 805268

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------

                                    FORM 10-K/A


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

(1) Registrant's Annual Report to Stockholders for the fiscal year ended March 27, 1999 (Part II, Items 5, 6, 7, 8 and Part IV, 14 (a)(1))

(2) Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on August 10, 1999 (Part III, Items 10, 11, 12 and 13)

                             BOSTON ACOUSTICS, INC.


Securities and Exchange Commission
  Item Number and Description                                                                                          Page
  ---------------------------                                                                                          ----
                                     PART I

ITEM       1.          Business                                                                                           1

ITEM       2.          Properties                                                                                         8

ITEM       3.          Legal Proceedings                                                                                  8

ITEM       4.          Submission of Matters to a Vote of Security Holders                                                8

                                     PART II

ITEM       5.          Market for Registrant's Common Equity
                       and Related Stockholder Matters                                                                    9

ITEM       6.          Selected Financial Data                                                                            9

ITEM       7.          Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                                9

ITEM       8.          Financial Statements and Supplementary Data                                                        9

ITEM       9.          Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                                                                9

                                    PART III

ITEM       10.         Directors and Executive Officers of the Registrant                                                10

ITEM       11.         Executive Compensation                                                                            10

ITEM       12.         Security Ownership of Certain Beneficial
                       Owners and Management                                                                             10

ITEM       13.         Certain Relationships and Related Transactions                                                    10

                                     PART IV

ITEM       14.         Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K                                                                               11

SIGNATURES                                                                                                               15


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


                                EXPLANATORY NOTE

This Amendment to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 27, 1999 as filed with the Securities and Exchange Commission on June 30, 1999, is being filed to provide Schedule II - Valuation and Qualifying Accounts, under Item 14(a), which was not included in the initial filing. All other information in this Annual Report is current as of June 30, 1999, the date of the original filing of the Form 10-K.

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

                                                                 SCHEDULE I

                    BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                             ----------------------ALLOWANCE FOR DOUBTFUL ACCOUNTS--------------------
                               BALANCE,      CHARGED TO
                             BEGINNING OF    COSTS AND        OTHER                         BALANCE, END
FOR THE FISCAL YEARS ENDED-     YEAR          EXPENSES     ADDITIONS(1)     DEDUCTIONS(2)     OF YEAR
March 27, 1999               $ 402,000       $ 163,000     $         --     $ (102,000)      $ 463,000
                             ---------       ---------     ------------     ----------       ---------
                             ---------       ---------     ------------     ----------       ---------

March 28, 1998               $ 411,000       $  36,000     $         --     $  (45,000)      $ 402,000
                             ---------       ---------     ------------     ----------       ---------
                             ---------       ---------     ------------     ----------       ---------

March 29, 1997               $ 307,000       $  84,000     $     60,000     $  (40,000)      $ 411,000
                             ---------       ---------     ------------     ----------       ---------
                             ---------       ---------     ------------     ----------       ---------

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