Form 10-Q
period 1999-06-26
BOSTON ACOUSTICS INC
filed 1999-08-10
CIK 805268

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------
                                    FORM 10-Q

(MARK ONE)
             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1999
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

                                                              Yes /X/   No / /

There were 5,021,700 shares of Common Stock issued and outstanding as of August 6, 1999.
--------------------------------------------------------------------------------

                             Boston Acoustics, Inc.

                                      INDEX





                                                                                                        PAGE
                                                                                                        ----
Part I:      Financial Information

      Item 1.     Financial Statements

                  Consolidated Balance Sheets (Unaudited)-
                  March 27, 1999 and June 26, 1999                                                       4

                  Consolidated Statements of Income (Unaudited)-
                  Three months ended June 27, 1998 and June 26, 1999                                     6

                  Consolidated Statements of Cash Flows (Unaudited)-
                  Three months ended June 27, 1998 and  June 26, 1999                                    7

                  Notes to Unaudited Consolidated Financial Statements                                   8

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                             11


Part II:     Other Information

                  Items 1 through 6                                                                     14

                  Signatures                                                                            15


                          PART I: FINANCIAL INFORMATION

                          Item 1: Financial Statements

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                     ASSETS


                                                                      MARCH 27, 1999                       JUNE 26, 1999
                                                                      --------------                       -------------
Current Assets:

      Cash and cash equivalents                                       $ 2,096,246                          $ 1,537,231
      Accounts receivable, net of reserve of
        approximately $463,000
        and $443,000, respectively                                     12,586,919                           11,884,460
      Inventories                                                      21,651,847                           21,295,469
      Deferred income taxes                                             1,524,000                            1,524,000
      Prepaid expenses and other current assets                           478,174                              383,557
                                                                       ---------                            ----------

         Total current assets                                          38,337,186                           36,624,717
                                                                       ---------                            ----------

Property and Equipment, at cost:

      Land                                                              1,433,365                            1,805,861
      Building and improvements                                         7,113,384                            7,115,273
      Machinery and equipment                                          10,890,563                           11,722,084
      Office equipment and furniture                                    3,862,578                            3,925,480
      Motor vehicles                                                      360,963                              355,314
                                                                      -----------                         ------------
                                                                       23,660,853                           24,924,012
      Less-accumulated depreciation
         and amortization                                               9,699,448                           10,297,781
                                                                      -----------                         ------------

                                                                       13,961,405                           14,626,231
                                                                      -----------                         ------------

Other Assets                                                              940,226                            1,020,977
                                                                     ------------                         ------------



                                                                      $53,238,817                          $52,271,925
                                                                     ------------                         ------------
                                                                     ------------                         ------------



The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   MARCH 27, 1999                        JUNE 26, 1999
                                                                   --------------                        -------------
Current Liabilities:

 Accounts payable                                                  $    2,465,201                        $   2,913,447
 Accrued payroll and payroll-
      related expenses                                                  1,553,933                             1,424,914
 Dividends payable                                                        425,967                               426,843
 Other accrued expenses                                                   796,795                               910,002
 Accrued income taxes                                                     359,689                               179,871
 Current maturity of line of credit                                     3,265,018                             3,109,463
                                                                    -------------                            ----------

             Total current liabilities                                  8,866,603                             8,964,540
                                                                    -------------                            ----------

Line of credit, net of current portion (Note 4)                        10,500,000                             8,600,000
                                                                    -------------                            ----------

Commitments

Shareholders' Equity:

Commonstock, $.01 par value
Authorized -- 8,000,000 shares
 Issued -- 5,011,700 and
5,021,700 shares at March 27,
 1999 and June 26, 1999,
 respectively                                                              50,117                               50,217
Additional paid-in capital                                                636,581                              772,957
Retained earnings                                                      33,185,516                           33,884,211
                                                                       ----------                           ----------
       Total shareholders' equity                                      33,872,214                           34,707,385
                                                                       ----------                           ----------

                                                                      $53,238,817                          $52,271,925
                                                                      -----------                           ----------
                                                                      -----------                           ----------



The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Statements of Income


                                                                                     THREE MONTHS ENDED
                                                                                     ------------------
                                                                     JUNE 27, 1998                        JUNE 26, 1999
                                                                     -------------                        -------------
Net sales                                                            $ 21,499,964                         $ 21,845,332

Cost of goods sold                                                     13,989,938                           14,805,224
                                                                     ------------                         ------------
      Gross profit                                                      7,510,026                            7,040,108
                                                                     ------------                         ------------

Selling and marketing expenses                                          2,040,291                            2,521,173

General and administrative expenses                                     1,002,533                            1,099,823

Engineering and development expenses                                    1,097,503                            1,400,131
                                                                     ------------                         ------------

         Total operating expenses                                       4,140,327                            5,021,127
                                                                     ------------                         ------------

         Income from operations                                         3,369,699                            2,018,981

Interest income                                                            31,759                               24,316

Interest expense                                                         (196,506)                            (195,854)
                                                                     -------------                        -------------
         Income before provision
             for income taxes                                           3,204,952                            1,847,443

Provision for income taxes                                              1,186,000                              708,000
                                                                     ------------                         ------------

      Net income                                                     $  2,018,952                         $  1,139,443
                                                                     ------------                         ------------
                                                                     ------------                         ------------
Net income per share
       Basic                                                         $        .41                         $        .23
                                                                     ------------                         ------------
                                                                     ------------                         ------------
       Diluted                                                       $        .39                         $        .21
                                                                     ------------                         ------------
                                                                     ------------                         ------------
Weighted average common shares outstanding
      Basic                                                             4,974,474                            5,012,689
      Diluted                                                           5,210,112                            5,348,744

Dividends per share                                                  $       .083                         $       .085
                                                                     ------------                         ------------
                                                                     ------------                         ------------

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                                                                         THREE MONTHS ENDED
                                                                                         ------------------
                                                                            JUNE 27, 1998                  JUNE 26, 1999
                                                                            -------------                  -------------
Cash flows from operating activities:
      Net income                                                            $ 2,018,952                    $ 1,139,443
 Adjustments to reconcile net income to net cash
         provided by operating activities-
      Depreciation and amortization                                             538,297                        747,409
Changes in assets and liabilities, net of acquisition--
      Accounts receivable                                                       888,228                        702,459
      Inventories                                                              (960,172)                       356,378
      Prepaid expenses and other current assets                                  (4,135)                        80,713
      Accounts payable                                                        2,030,334                        448,246
      Accrued payroll and other accrued expenses                                111,828                         (6,003)
      Accrued income taxes                                                      502,981                       (179,818)
                                                                           ------------                     ----------
         Net cash provided by operating activities                            5,126,313                      3,288,827
                                                                           ------------                     ----------

Cash flows from investing activities:
      Purchases of property and equipment, net                                 (817,561)                    (1,263,159)
      Decrease (Increase) in other assets                                           925                       (229,827)
                                                                           -------------                   -----------
         Net cash provided by (used in) investing activities                   (816,636)                    (1,492,986)
                                                                           -------------                   -----------
Cash flows from financing activities:
      Dividends paid                                                           (414,287)                      (425,968)
      Repayments of line of credit                                           (4,500,000)                    (2,055,555)
      Proceeds from exercise of stock options                                    73,189                        126,667
                                                                           ------------                     ----------
           Net cash used in financing activities                             (4,841,098)                    (2,354,856)
                                                                           ------------                     ----------

Decrease in cash and cash equivalents                                          (531,421)                      (559,015)

Cash and cash equivalents, beginning of period                                3,870,569                      2,096,246
                                                                           ------------                   ------------

Cash and cash equivalents, end of period                                   $  3,339,148                   $  1,537,231
                                                                           ------------                   ------------
                                                                           ------------                   ------------
 Supplemental Disclosure of NonCash Financing Activities:
      Dividends payable                                                    $    414,783                   $    426,843
                                                                           ------------                   ------------
                                                                           ------------                   ------------
 Supplemental Disclosure of Cash Flow Information:
      Cash paid for income taxes                                           $    683,008                   $    880,500
                                                                           ------------                   ------------
                                                                           ------------                   ------------
      Cash paid for interest                                               $    235,347                   $    194,426
                                                                           ------------                   ------------
                                                                           ------------                   ------------

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

         The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three-month period ended June 26, 1999 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K for fiscal year ended March 27, 1999.


(2)  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                    MARCH 27, 1999                        JUNE 26,1999
                                                                    --------------                        ------------

      Raw materials and work-in process                             $ 9,425,814                           $ 7,558,491
      Finished goods                                                 12,226,033                            13,736,978
                                                                    -----------                           -----------
                                                                    $21,651,847                           $21,295,469
                                                                    -----------                           -----------
                                                                    -----------                           -----------


         Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.


(3)  Net Income Per Common Share

         The Company follows the provisions of SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options and warrants). For the three-month period ended June 26, 1999, there were 208,600 antidilutive shares that have been excluded from the weighted average number of common and dilutive potential shares outstanding as their effect would be anti-dilutive. For the three-month period ended June 27, 1998, no antidilutive shares have been excluded for purposes of earnings per share.

A reconciliation of the number of shares used in the calculation of basic and diluted income per share, is as follows:

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                 --------------------------
                                                                     JUNE 27, 1998                        JUNE 26, 1999
                                                                     -------------                        -------------
      Basic weighted average common
        shares outstanding                                              4,974,474                            5,012,689

      Dilutive effect of assumed exercise
        of stock options and warrant                                      235,638                              336,055
                                                                     ------------                         ------------

      Weighted average common shares
        outstanding assuming dilution                                   5,210,112                            5,348,744
                                                                     ------------                         ------------
                                                                     ------------                         ------------

(4)      Segment Reporting

      The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION effective March 27, 1999. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise.

      The Company has determined that it has two reportable segments: Core and original equipment manufacturer (OEM) and Multimedia. Prior to fiscal 1998, the Company operated as a single segment.

      The Company's reportable segments are strategic business units that sell the Company's products to distinct distribution channels. Both segments derive their revenues from the sale of audio systems. They are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different. The
      Company's disclosure of segment performance is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses between its two reportable segments. Accordingly, the Company's measure of profit for each reportable segment is based on gross profit.




                                                                                       OEM and
Fiscal 2000                                                CORE                      MULTIMEDIA                   TOTAL
-----------                                                ----                      ----------                   -----
      Net Sales                                         $ 12,907,480                $  8,937,852                $ 21,845,332
                                                        ------------                ------------                ------------
                                                        ------------                ------------                ------------

      Gross profit                                         5,184,637                   1,855,471                   7,040,108
                                                        ------------                ------------                ------------

                                                                                        OEM and
Fiscal 1999                                                 CORE                      MULTIMEDIA                   TOTAL
-----------                                                 ----                      ----------                   -----
      Net Sales                                         $ 11,789,398                 $  9,710,566                $ 21,499,964
                                                        ------------                 ------------                ------------
                                                        ------------                 ------------                ------------

      Gross profit                                         4,556,777                    2,953,249                   7,510,026
                                                        ------------                 ------------                ------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month period ended June 27, 1998 and June 26, 1999 expressed as percentages of net sales.

                                                                                  THREE MONTHS ENDED
                                                                                  ------------------
                                                                   JUNE 27, 1998                      JUNE 26, 1999
                                                                   -------------                      -------------
Net sales                                                             100.0 %                             100.0 %

Cost of goods sold                                                     65.1                                67.8
                                                                       ----                                ----

  Gross profit                                                         34.9                                32.2
                                                                       ----                                ----

Selling and marketing expenses                                          9.5                                11.6

General & administrative expenses                                       4.7                                 5.0

Engineering & development expenses                                      5.1                                 6.4
                                                                       ----                                ----
                                                                       19.3                                23.0
                                                                       ----                                ----

  Income from operations                                               15.6                                 9.2

Interest income, net                                                    (.7)                                (.8)
                                                                       ----                                ----

  Income before provision for
   income taxes                                                        14.9                                 8.4

Provision for income taxes                                              5.5                                 3.2
                                                                       ----                                ----

   Net income                                                           9.4 %                               5.2 %
                                                                       ----                                ----
                                                                       ----                                ----


Net sales increased 2 percent, from approximately $21,500,000 during the first quarter of fiscal 1999 to approximately $21,845,000 during the first quarter of fiscal 2000. The overall sales increase during the three-month period ended June 26, 1999 was primarily due to an increase in the core business which was offset by a decrease in OEM sales of multimedia speaker systems to Gateway, Inc. ("Gateway"), a leading global direct marketer of PC products. During the quarter the Company introduced the Digital BA735 subwoofer/satellite system with a digital S/PDIF (Sony/Philips Digital Interface Format) input. The Digital BA735 is a compact three-piece system featuring two micro-sized satellites and a sleek subwoofer and is currently available through Gateway.

The Company's gross margin for the three-month period ended June 26, 1999 decreased as a percentage of net sales from 34.9% to 32.2% due primarily to a shift in the sales mix of products sold, particularly the lower margin sales of the Company's OEM Multimedia products as compared to the same period a year ago.

Total operating expenses increased in both absolute dollars and as a percentage of net sales during the three-month period ended June 26, 1999 as compared to the corresponding period a year ago. Selling and marketing expenses have increased primarily due to increased salaries and benefits relating to additional personnel and increased cooperative advertising expenditures. General and administrative expenses have increased slightly as a percentage of net sales while remaining relatively stable in absolute dollars for the three-month period ended June 26, 1999. Engineering and development expenses have increased both in absolute dollars and as a percentage of net sales primarily due to increased salaries and benefits relating to additional personnel, as well as increased expenses relating to new product development.

Net interest expense has decreased slightly in absolute dollars during the three-month period ended June 26, 1999 primarily due to lower interest expense as a result of the Company's repayments on its line of credit borrowings.

The Company's effective income tax rate increased from 37% for the three-month period ended June 27, 1998 to 38.3% for the three-month period ended June 26, 1999. The increase is primarily due to a smaller proportion of the Company's income being derived outside the US thereby reducing the tax benefits associated with the Company's foreign sales corporation.

Net income for the three-month period ended June 26, 1999 decreased from approximately $2,019,000 to $1,139,000 while diluted earnings per share decreased from $.39 to $.21 per diluted share. The decrease was primarily the result of the modest sales increase, which was offset by the decrease in gross profit and an increase in operating expenses as compared to the same period a year ago.

Liquidity and Capital Resources

During the first three months of fiscal 2000, the Company financed its growth with cash generated by operations. As of June 26, 1999 the Company's working capital was approximately $27,660,000, a decrease of $1,810,000 since the end of fiscal 1999. The decrease in working capital was primarily due to the repayment made on the Company's line of credit borrowings. The Company's cash and cash equivalents were approximately $1,537,000 at June 26, 1999. The Company's cash and cash equivalents at June 26, 1999 decreased by approximately
$559,000 from March 27, 1999 primarily due to the purchase of land adjacent to the Company's corporate headquarters facility, tooling expenditures related to new products and the repayments made on the Company's line of credit borrowings. Current indebtedness increased by approximately $98,000 primarily as a result of increases in accounts payable and other accrued expenses. The Company has two lines of credit with two banking institutions totaling $26,500,000. At June 26, 1999 the Company had borrowings totaling $11,500,000 under its $25 million revolving credit agreement.

The Company believes that its current resources are adequate to meet its requirements for working capital and capital expenditures through fiscal 2000.

Significant Customers

The Company's financial results for the three-month period ending June 26, 1999 include significant OEM sales of multimedia speaker systems to Gateway. These sales are pursuant to the purchase agreement between Gateway and Boston Acoustics, Inc. At June 26, 1999 the Company was in negotiation with Gateway to extend the date of the agreement. Since this purchase agreement with Gateway does not contain minimum or scheduled purchase requirements, purchase orders by Gateway may fluctuate significantly from quarter to quarter over the terms of the agreement. Although the Company expects Gateway to continue as a significant customer, the Company anticipates a decline in the quantity of products to be sold to Gateway during fiscal 2000. The loss of Gateway as a customer or any significant portion of orders from Gateway could have a material adverse affect on the Company's business, results of operations and financial condition. In addition, the Company also could be materially adversely affected by any substantial work stoppage or interruption of production at Gateway or if Gateway were to reduce or cease conducting operations.

Year 2000 Compliance

The Company has undertaken an internal assessment of its operations, including its information and financial systems and its manufacturing equipment in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. During February 1999, the Company updated its computer systems and applications to improve the scalability and functionality of the Company's overall manufacturing, planning and inventory related systems and to ensure that they are Year 2000 compliant. The Company believes that the Company's updated computer system will be Year 2000 compliant. The financial impact to the Company of its Year 2000 compliance programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. The Company also commenced a self-assessment survey of its suppliers' Year 2000 compliance status during fiscal 1999 and has received responses from approximately 67 percent of these suppliers. While the Company does not believe it will suffer any major effects from the Year 2000 issue, it is possible that such effects could materially impact future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. In addition, if any of the Company's significant customers or suppliers do not successfully and in a timely manner achieve Year 2000 compliance, the Company's business could be materially affected. At present, the Company's contingency plans include but is not limited to temporary solutions or work-arounds as part of the Company's Disaster Recovery Plan and continuous review of safety stock levels and shipment schedules from all suppliers.

Possible Adverse Effect of Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing currencies and a new common currency called the "euro." This represented an initial step in a process expected to culminate in the replacement of the existing currencies with the euro. The conversion to the euro will have operational and legal implications for some of our international business activities. The Company has begun evaluating these implications, but the Company has yet to estimate the potential impact on our business, operating results and financial condition. The Company's preliminary judgement, however, is that the nature of the Company's business and customers makes a material impact unlikely.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers, or employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations, and the Company's expected liquidity and capital resources and the Company's ability and the Company's suppliers' and customers' ability to replace, modify or upgrade computer programs in ways to adequately address the Year 2000 issue). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products, the rate of growth in the audio industry; the presence of competitors with greater technical marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving consumer demands; capacity and supply constraints or difficulties; and the Company's ability to successfully integrate new operations. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99 of the Company's Form 8-K filed on July 18, 1996.

                           PART II: OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         None

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

             Exhibit 27.   - Financial Data Schedule

         b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 26, 1999.

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



                                                          BOSTON ACOUSTICS, INC.
                                                          ----------------------
                                                          Registrant






Date:  August 10, 1999                                By: /s/ ANDREW G. KOTSATOS
                                                          --------------------
                                                          Andrew G. Kotsatos
                                                          Director, Chief
                                                          Executive Officer
                                                          and Treasurer





Date:  August 10, 1999                             By: /s/ FRED E. FAULKNER, JR.
                                                       -----------------------
                                                       Fred E. Faulkner, Jr.
                                                       Director, President and
                                                       Chief Operating Officer





Date:  August 10, 1999                            By: /s/ DEBRA A. RICKER-ROSATO
                                                      ------------------------
                                                      Debra A. Ricker-Rosato
                                                      Vice President and
                                                      Chief Accounting Officer