Form 10-Q
period 1999-09-25
BOSTON ACOUSTICS INC
filed 1999-11-12
CIK 805268

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------
                                    FORM 10-Q

(Mark One)
             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1999
                                       OR
              [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                    Yes [x]                       No []

There were 5,079,264 shares of Common Stock issued and outstanding as of November 5, 1999.
-------------------------------------------------------------------------------

                             Boston Acoustics, Inc.

                                      INDEX


                                                                                PAGE

Part I:      Financial Information
      Item 1.     Financial Statements

                  Consolidated Balance Sheets (Unaudited)-
                  March 27, 1999 and September 25, 1999                            4

                  Consolidated Statements of Income (Unaudited)-
                  Three months and Six Months ended September 26, 1998
                  and September 25, 1999                                           6

                  Consolidated Statements of Cash Flows (Unaudited)-
                  Six Months ended September 26, 1998 and
                  September 25, 1999                                               7

                  Notes to Unaudited Consolidated Financial Statements             8

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       11


Part II:     Other Information

                  Items 1 through 6                                               15

                  Signatures                                                      16

             Exhibit Index                                                        17

                          PART I: FINANCIAL INFORMATION

                          Item 1: Financial Statements

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                     ASSETS


                                                       MARCH 27, 1999      SEPTEMBER 25, 1999

Current Assets:
      Cash and cash equivalents                        $ 2,096,246             $ 1,857,189
      Accounts receivable, net of reserves of
        approximately $463,000
        and $413,000, respectively                      12,586,919              13,529,291
      Inventories                                       21,651,847              19,108,870
      Deferred income taxes                              1,524,000               1,524,000
      Prepaid expenses and other current assets            478,174                 990,604
                                                       -----------             -----------

         Total current assets                           38,337,186              37,009,954
                                                       -----------             -----------

Property and Equipment, at cost:

      Land                                               1,433,365               1,805,861
      Building and improvements                          7,113,384               7,117,418
      Machinery and equipment                           10,890,563              12,441,436
      Office equipment and furniture                     3,862,578               3,972,299
      Motor vehicles                                       360,963                 361,831
                                                       -----------             -----------
                                                        23,660,853              25,698,845
      Less-accumulated depreciation
         and amortization                                9,699,448              11,029,724
                                                       -----------             -----------

                                                        13,961,405              14,669,121
                                                       -----------             -----------

Other Assets                                               940,226                 897,320



                                                       $53,238,817             $52,576,395
                                                       ===========             ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                         MARCH 27, 1999      SEPTEMBER 25, 1999
Current Liabilities:

 Accounts payable                        $ 2,465,201           $ 3,442,167
 Accrued payroll and payroll-
      related expenses                     1,553,933             1,964,327
 Dividends payable                           425,967               431,736
 Other accrued expenses                      796,795             1,373,508
 Accrued income taxes                        359,689                 2,097
 Current maturity of line of credit        3,265,018             1,673,751
                                         -----------           -----------


      Total current liabilities            8,866,603             8,887,586
                                         -----------           -----------

Line of credit, net of current portion    10,500,000             7,600,000

Commitments

Shareholders' Equity:

Commonstock, $.01 par value
   Authorized -- 8,000,000 shares
   Issued - 5,011,700 and 5,079,264
     shares at March 27, 1999 and
     September 25, 1999, respectively         50,117                50,792
Additional paid-in capital                   636,581               899,049
Retained earnings                         33,185,516            35,138,968
                                         -----------           -----------

      Total shareholders' equity          33,872,214            36,088,809
                                         -----------           -----------

                                         $53,238,817           $52,576,395
                                         -----------           -----------
                                         -----------           -----------


The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                             September 26,          September 25,       September 26,    September 25,
                                                 1998                   1999                1998             1999
                                             -------------          -------------      -------------     -------------

Net sales                                    $ 26,350,362           $ 28,679,502        $ 47,850,326    $ 50,524,834

Cost of goods sold                             17,462,999             20,041,878          31,452,937      34,847,102
                                             ------------           ------------        ------------    ------------

Gross profit                                    8,887,363              8,637,624          16,397,389      15,677,732
                                             ------------           ------------        ------------    ------------

Selling and
      marketing expenses                        2,356,617              2,694,756           4,396,908       5,215,929

General and
      administrative expenses                   1,098,351              1,296,701           2,100,884       2,396,524

Engineering and
      development expenses                      1,205,100              1,764,517           2,302,603       3,164,648
                                             ------------           ------------        ------------    ------------

         Total operating expenses               4,660,068              5,755,974           8,800,395      10,777,101
                                             ------------           ------------        ------------    ------------

         Income from operations                 4,227,295              2,881,650           7,596,994       4,900,631

Interest income                                    21,643                 22,330              53,402          46,646
Interest expense                                 (125,957)              (177,392)           (322,463)       (373,246)
                                             ------------           -------------       -------------    ------------

         Income before provision
             for income taxes                   4,122,981              2,726,588           7,327,933       4,574,031

Provision for income taxes                      1,560,000              1,054,000           2,746,000       1,762,000
                                             ------------           ------------        ------------    ------------

      Net income                             $  2,562,981           $  1,672,588        $  4,581,933    $  2,812,031
                                             ------------           ------------        ------------    ------------
                                             ------------           ------------        ------------    ------------

Net income per share
      Basic                                  $        .51           $        .33        $        .92    $        .56
                                             ------------           ------------        ------------    ------------
                                             ------------           ------------        ------------    ------------

      Diluted                                $        .48           $        .31        $        .86    $        .54
                                             ------------           ------------        ------------    ------------
                                             ------------           ------------        ------------    ------------

Weighted average common shares outstanding

         Basic                                  4,983,187              5,064,715           4,978,831       5,038,702
         Diluted                                5,300,982              5,320,674           5,319,593       5,254,793

Dividends per share                          $       .085           $       .085        $       .168    $        .17
                                             ------------           ------------        ------------    ------------
                                             ------------           ------------        ------------    ------------


The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          SIX MONTHS ENDED
                                                                          SEPTEMBER 26, 1998          SEPTEMBER 25, 1999
                                                                          ------------------          ------------------
Cash flows from operating activities:
      Net income                                                              $ 4,581,933                 $ 2,812,031
 Adjustments to reconcile net income to net cash
         provided by operating activities-
      Depreciation and amortization                                             1,405,703                   1,631,016
      Changes in assets and liabilities, net of acquisition --
      Accounts receivable                                                      (1,702,490)                   (942,372)
      Inventories                                                              (6,498,427)                  2,542,977
      Prepaid expenses and other current assets                                  (151,820)                   (512,430)
      Accounts payable                                                          5,827,592                     976,966
      Accrued payroll and other accrued expenses                                  642,394                     987,107
      Accrued income taxes                                                       (142,075)                   (357,592)
                                                                              ------------                -------------
         Net cash provided by operating activities                              3,962,810                   7,137,703
                                                                              ------------                -------------

Cash flows from investing activities:
      Purchases of property and equipment, net                                 (2,023,830)                 (2,037,992)
      Increase in other assets                                                    (37,973)                   (121,358)
                                                                              ------------                -------------
         Net cash used in investing activities                                 (2,061,803)                 (2,159,350)
                                                                              ------------                -------------

Cash flows from financing activities:
      Dividends paid                                                             (829,069)                   (852,810)
      Stock dividend fractional share payment                                        (480)                         --
      Repayments of line of credit                                             (4,500,000)                 (4,491,267)
      Proceeds from exercise of stock options                                     227,189                     126,667
                                                                              ------------                ------------
         Net cash used in financing activities                                 (5,102,360)                 (5,217,410)
                                                                              ------------                ------------

Decrease in cash and cash equivalents                                          (3,201,353)                   (239,057)

Cash and cash equivalents, beginning of period                                  3,870,569                   2,096,246
                                                                              ------------                ------------

Cash and cash equivalents, end of period                                      $   669,216                 $ 1,857,189
                                                                              ------------                ------------
                                                                              ------------                ------------

Supplemental Disclosure of NonCash Financing Activities:
      Dividends payable                                                       $   424,097                 $   431,736
                                                                              ------------                ------------
                                                                              ------------                ------------

Supplemental Disclosure of Cash Flow Information:
      Cash paid for income taxes                                              $ 3,164,142                 $ 2,540,147
                                                                              ------------                ------------
                                                                              ------------                ------------
      Cash paid for interest                                                  $   363,049                 $   371,020
                                                                              ------------                ------------
                                                                              ------------                ------------

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

         The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and six-month periods ended September 25, 1999 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K for fiscal year ended March 27, 1999.

(2)  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                            MARCH 27, 1999       SEPTEMBER 25, 1999
      Raw materials and work-in process       $ 9,425,814           $ 8,661,607
      Finished goods                           12,226,033            10,447,263
                                              -----------           -----------
                                              $21,651,847           $19,108,870
                                              ===========           ===========

         Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3)  Net Income Per Common Share

         The Company follows the provisions of SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options and warrants). For the three-month period ended September 25, 1999, there were 207,877 shares, and for the six-month period there were 208,195 shares that have been excluded from the weighted average number of common and dilutive shares outstanding as their effect would be anti-dilutive. For the three-month and six-month period ended September 26, 1998, no antidilutive shares have been excluded for purposes of earnings per share.

      During the three-month period ended September 25, 1999, the Company issued 57,564 shares of common stock of Boston Acoustics, Inc. to a customer as a result of the exercise of a warrant held by that customer. At September 25, 1999 there were no remaining warrants outstanding.

      A reconciliation of the number of shares used in the calculation of basic and diluted net income per share, is as follows:


                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              September 26,     September 25,     September 26,     September 25,
                                                  1998              1999              1998              1999
                                              ------------      -------------     -------------     -------------
Weighted
  average common
  shares outstanding                           4,983,187         5,064,715           4,978,831        5,038,702

Dilutive effect of
  assumed exercise of
  stock options and warrant                      317,795           255,959             340,762          216,091
                                               ---------         ---------           ---------        ---------

Weighted average
  common shares
  outstanding assuming
  dilution                                     5,300,982         5,320,674           5,319,593        5,254,793
                                               ---------         ---------           ---------        ---------
                                               ---------         ---------           ---------        ---------

(4)Segment Reporting

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

THREE MONTHS ENDED SEPTEMBER 25, 1999

                                 OEM and
FISCAL 2000          CORE       MULTIMEDIA      TOTAL
Net Sales        $13,659,147   $15,020,355   $28,679,502
                 -----------   -----------   -----------
                 -----------   -----------   -----------

Gross Profit     $ 4,914,756   $ 3,722,868   $ 8,637,624
                 -----------   -----------   -----------
                 -----------   -----------   -----------

THREE MONTHS ENDED SEPTEMBER 26, 1998
                                 OEM and
FISCAL 1999         CORE       MULTIMEDIA        TOTAL

Net Sales        $12,571,703   $ 13,778,659   $26,350,362
                 -----------   ------------   -----------
                 -----------   ------------   -----------

Gross Profit     $ 5,133,919   $  3,753,444   $ 8,887,363
                 -----------   ------------   -----------
                 -----------   ------------   -----------

SIX MONTHS ENDED ENDED SEPTEMBER 25, 1999

                                 OEM and
FISCAL 2000         CORE        MULTIMEDIA         TOTAL
Net Sales       $26,566,627     $23,958,207     $50,524,834
                -----------     -----------     -----------
                -----------     -----------     -----------

Gross Profit    $10,099,393     $ 5,578,339     $15,677,732
                -----------     -----------     -----------
                -----------     -----------     -----------

SIX MONTHS ENDED SEPTEMBER 26, 1998

                                     OEM and
FISCAL 1999         CORE            MULTIMEDIA          TOTAL
Net Sales        $24,361,101        $23,489,225       $47,850,326
                 -----------        -----------       -----------
                 -----------        -----------       -----------


Gross Profit     $ 9,690,696        $ 6,706,693       $16,397,389
                 -----------        -----------       -----------
                 -----------        -----------       -----------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month and six-month periods ended September 26, 1998 and September 25, 1999 expressed as percentages of net sales.


                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                   September 26,    September 25,   September 26,   September 25,
                                       1998             1999            1998            1999
                                   -------------    -------------   -------------   -------------
Net sales                              100.0 %          100.0 %         100.0 %        100.0 %

Cost of goods sold                      66.3             69.9            65.7           69.0
                                        ----             ----            ----           ----

  Gross profit                          33.7             30.1            34.3           31.0
                                        ----             ----            ----           ----

Selling and marketing
         expenses                        8.9              9.4             9.2           10.3

General & administrative
         expenses                        4.2              4.5             4.4            4.7

Engineering & development
         expenses                        4.6              6.2             4.8            6.3
                                        ----             ----            ----           ----
                                        17.7             20.1            18.4           21.3
                                        ----             ----            ----           ----

  Income from operations                16.0             10.0            15.9            9.7

Interest income (expense), net          (0.4)            (0.5)           (0.6)          (0.6)
                                        ----             ----            ----           ----

  Income before provision for
   income taxes                         15.6              9.5            15.3            9.1

Provision for income taxes               5.9              3.7             5.7            3.5
                                        ----             ----            ----           ----

   Net income                            9.7 %            5.8 %           9.6 %          5.6 %
                                        ----             ----            ----           ----
                                        ----             ----            ----           ----

Net sales increased 8.8%, from approximately $26,350,000 during the second quarter of fiscal 1999 to approximately $28,680,000 during the second quarter of fiscal 2000. For the six months ended September 25, 1999 net sales increased approximately 5.6% from approximately $47,850,000 to approximately $50,525,000. The overall sales increase was due to increases in both the OEM sales of multimedia speaker systems to Gateway, Inc. ("Gateway"), a leading global direct marketer of PC products, and sales of the Company's core products. OEM sales to Gateway included the Digital BA735 subwoofer/satellite system introduced during the first quarter of fiscal 2000, the Digital MediaTheater-TM-three-piece system, and the DigitalTheater-TM- 6000 Dolby-TM- DIGItal 5.1 channel Home Theater system. The current products are available either as a component of certain pre-configured computer systems offered by Gateway, or as an upgrade option on those configurations that do not include Boston Acoustics' products as standard. The quantity of product sold as an upgrade option could fluctuate significantly from quarter to quarter and have an impact on the unit volume of OEM multimedia products. During the three-month period ended September 25, 1999, core business sales were stimulated by new product introductions. The VR-M50 and the VR-M60 Monitor bookshelf speaker systems with suggested retails of $700 per pair and $1000 per pair respectively, are real wood Monitor style speakers with die-cast baskets. The System 10k, priced at $1,500, is a home theater speaker system consisting of a set of five high-performance satellite speakers. The Company also introduced three new powered subwoofer systems for use in home theater systems. The PV800, PV600 and PV400 have suggested retails of $700, $449, and $299 respectively.

The Company's gross margin for the three-month and six-month periods ended September 25, 1999 decreased as a percentage of net sales due primarily to the lower margin sales of the Company's OEM Multimedia products as compared to the same period a year ago, and expenses associated with new product introductions.

Total operating expenses increased in both absolute dollars and as a percentage of net sales during both the three-month and six-month periods ended September 25, 1999. Selling and marketing expenses have increased in absolute dollars primarily due to increased salaries and benefits relating to additional personnel and increased cooperative advertising expenditures. General and administrative expenses have increased slightly, both in absolute dollars, and as a percentage of net sales for the three-month and six-month periods ended September 25, 1999 compared to the corresponding periods a year ago. Engineering and development expenses for the three-month and six-month periods ended September 25, 1999 have increased in absolute dollars due primarily to increased salaries and benefits relating to additional personnel and increased expenses associated with new product development.

Net interest expense has increased in absolute dollars while remaining relatively stable as a percentage of net sales during the three-month and six-month periods ended September 25, 1999 compared to the corresponding periods a year ago, primarily due to the utilization of working capital and borrowings under the Company's line of credit borrowing during the fiscal year.

The Company's effective income tax rate increased both for the three-month and six-month periods ended September 25, 1999 compared to the same periods a year ago. The increase is primarily due to a smaller proportion of the Company's income being derived outside the U.S., thereby reducing the tax benefits associated with the Company's foreign sales corporation.

Net income for the second quarter decreased from approximately $2,563,000 in fiscal 1999 to $1,673,000 in fiscal 2000 while diluted earnings per share decreased from $.48 to $.31 per share. Net income for the six-month period ended September 25, 1999 decreased from approximately $4,582,000 in fiscal 1999 to approximately $2,812,000 in fiscal 2000, while diluted earnings per share for the six-month period decreased from $.86 to $.54 per share. The decrease in net income for the three and six-month periods ended September 25, 1999 is primarily the result of the sales increase, which was offset by the decrease in gross profit and an increase in operating expenses as compared to the same period a year ago.

Liquidity and Capital Resources

During the first six months of fiscal 2000, the Company financed its growth principally with cash generated by operations. As of September 25, 1999 the Company's working capital was approximately $28,122,000, a decrease of approximately $1348,000 since the end of fiscal 1999. The decrease in working capital was primarily due to the repayment made on the Company's line of credit borrowings. The Company's cash and cash equivalents were approximately $1,857,000 at September 25, 1999, a decrease of approximately $239,000 from March 27, 1999 primarily due to the purchase of land adjacent to the Company's corporate headquarters facility, tooling expenditures related to new products, costs related to the Company's new state-of-the art automated woofer assembly line, and the repayments made on the Company's line of credit borrowings. The Company has two lines of credit with two banking institutions totaling $26,500,000. At September 25, 1999 the Company had borrowings totaling $9,000,000 under its $25,000,000 revolving credit agreement.

The Company believes that its current resources are adequate to meet its requirements for working capital and capital expenditures through fiscal 2000.

Significant Customers

The Company's financial results for the three-month and six-month periods ended September 25, 1999 include significant OEM sales of multimedia speaker systems to Gateway. These sales are pursuant to the Master Supply Agreement between Gateway and Boston Acoustics, Inc. On July 19, 1999, the Company entered into an extension of the Master Supply Agreement with Gateway. Since the Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements, purchase orders by Gateway may fluctuate significantly from quarter to quarter over the term of the agreement. The loss of Gateway as a customer or any significant portion of orders from Gateway could have a material adverse affect on the Company's business, results of operations and financial condition. In addition, the Company also could be materially adversely affected by any substantial work stoppage or interruption of production at Gateway or if Gateway were to reduce or cease conducting operations.

Year 2000 Compliance

The Company has undertaken an internal assessment of its operations, including its information and financial systems and its manufacturing equipment in order to determine the extent to which the Company may be adversely affected by Year 2000 issues. During February 1999, the Company updated its computer systems and applications to improve the scalability and functionality of the Company's overall manufacturing, planning and inventory related systems and to ensure that they are Year 2000 compliant. The Company believes that the Company's updated computer system will be Year 2000 compliant. The financial impact to the Company of its Year 2000 compliance programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. The Company also commenced a self-assessment survey of its suppliers' Year 2000 compliance status during fiscal 1999 and has received responses from approximately 69 percent of these suppliers. While the Company does not believe it will suffer any major effects from the Year 2000 issue, it is possible that such effects could materially impact future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. In addition, if any of the Company's significant customers or suppliers do not successfully and in a timely manner achieve Year 2000 compliance, the Company's business could be materially affected. At present, the Company's contingency plans include but is not limited to temporary solutions or work-arounds as part of the Company's Disaster Recovery Plan and continuous review of safety stock levels and shipment schedules from all suppliers.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of the Shareholders of the Company held on August
         10, 1999, shareholders acted affirmatively to elect nominees for directors proposed by management. Each Director is to serve until the next Annual Meeting of Shareholders and thereafter until his/her successor is elected and qualified.


         NOMINEE                 VOTES "FOR"  VOTES "WITHHELD"
         Andrew G. Kotsatos      4,498,399        11,468
         Fred E. Faulkner, Jr    4,498,085        11,782
         George J. Markos        4,490,519        19,348
         Lisa M. Mooney          4,491,999        17,868
         Gerald Walle            4,489,919        19,948

         Shareholders also voted to ratify the action of the Directors in selecting Arthur Andersen LLP as auditors of the Company. A total of 4,475,252 votes were cast in favor of the proposal, 6,158 votes were cast against, and there were 28,457 abstentions.

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits

               Exhibit 10.l - Master Supply Agreement by and between Gateway,
               Inc. and Boston Acoustics, Inc. dated July 19, 1999.

               Exhibit 27 -- Financial Data Schedule

         b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 25, 1999.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               BOSTON ACOUSTICS, INC.
                                               Registrant




Date:  November 12, 1999                       By: /S/ANDREW G. KOTSATOS
                                                   ----------------------------
                                               Andrew G. Kotsatos
                                               Director, Chief Executive Officer
                                               and Treasurer





Date:  November 12, 1999                       By: /S/FRED E. FAULKNER, JR.
                                                   ----------------------------
                                               Fred E. Faulkner, Jr.
                                               President and Chief
                                               Operating Officer





Date:  November 12, 1999                       By: /S/DEBRA A. RICKER-ROSATO
                                                   ----------------------------
                                               Debra A. Ricker-Rosato
                                               Vice President and
                                               Chief Accounting Officer

                                  EXHIBIT INDEX




EXHIBIT NUMBER                                                                     PAGE

Exhibit 10.l*              Master Supply Agreement by and between Gateway, Inc.      20
                           And Boston Acoustics, Inc. dated July 19, 1999

Exhibit 27                 Financial Data Schedule                                   70


--------------------

* Confidential Treatment Requested