Form 10-Q
period 1999-12-25
BOSTON ACOUSTICS INC
filed 2000-02-08
CIK 805268

--------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q

(MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 25, 1999
                                       OR
              [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                                           Yes [X]   No [ ]

There were 4,949,264 shares of Common Stock issued and outstanding as of February 4, 2000.

--------------------------------------------------------------------------

                             Boston Acoustics, Inc.

                                      INDEX

                                                                                                        Page
                                                                                                        ----
Part I:      Financial Information


      Item 1.     Financial Statements

                  Consolidated Balance Sheets (Unaudited)-
                  March 27, 1999 and December 25, 1999                                                   4

                  Consolidated Statements of Income (Unaudited)-
                  Three months and Nine Months ended December 26, 1998
                  and December 25, 1999                                                                  6

                  Consolidated Statements of Cash Flows (Unaudited)-
                  Nine Months ended December 26, 1998 and
                  December 25, 1999                                                                      7

                  Notes to Unaudited Consolidated Financial Statements                                   8

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                             11

Part II:     Other Information

                  Items 1 through 6                                                                     15

                  Signatures                                                                            16

                  Exhibit Index                                                                         17


                                           PART I: FINANCIAL INFORMATION

                                           Item 1: Financial Statements

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                   (Unaudited)

                                     ASSETS

                                                March 27, 1999 December 25, 1999
                                                -------------- -----------------
Current Assets:
      Cash and cash equivalents                   $ 2,096,246   $ 1,795,388
      Accounts receivable, net of reserves of
        approximately $463,000
        and $505,000, respectively                 12,586,919    17,217,879
      Inventories                                  21,651,847    18,935,663
      Deferred income taxes                         1,524,000     1,524,000
      Prepaid expenses and other current assets       478,174       954,079
                                                  -----------   -----------

         Total current assets                      38,337,186    40,427,009
                                                  -----------   -----------

Property and Equipment, at cost:

      Land                                          1,433,365     1,805,861
      Building and improvements                     7,113,384     7,240,133
      Machinery and equipment                      10,890,563    12,986,600
      Office equipment and furniture                3,862,578     4,109,938
      Motor vehicles                                  360,963       264,224
                                                  -----------   -----------
                                                   23,660,853    26,406,756
      Less-accumulated depreciation
         and amortization                           9,699,448    11,590,069
                                                  -----------   -----------

                                                   13,961,405    14,816,687
                                                  -----------   -----------

Other Assets                                          940,226     1,014,782
                                                  -----------   -----------



                                                  $53,238,817   $56,258,478
                                                  ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              March 27, 1999  December 25, 1999
                                                                              --------------  -----------------
Current Liabilities:

 Accounts payable                                                               $ 2,465,201   $ 7,188,537
 Accrued payroll and payroll-
      related expenses                                                            1,553,933     1,828,905
 Dividends payable                                                                  425,967       424,342
 Other accrued expenses                                                             796,795     1,410,271
 Accrued income taxes                                                               359,689         2,118
 Current maturity of line of credit                                               3,265,018     1,726,223
                                                                                -----------   -----------

       Total current liabilities                                                  8,866,603    12,580,396
                                                                                -----------   -----------

Line of credit, net of current portion                                           10,500,000     6,600,000

Commitments

Shareholders' Equity:

Commonstock, $.01 par value Authorized -- 8,000,000 shares
      Issued - 5,011,700 and 5,080,764
         shares at March 27, 1999 and
         December 25, 1999, respectively                                             50,117        50,807
Additional paid-in capital                                                          636,581       918,534
Retained earnings                                                                33,185,516    37,386,460
                                                                                -----------   -----------
                                                                                 33,872,214    38,355,801

Less-Treasury stock, 88,500 shares at
      December 25, 1999, at cost                                                       --       1,277,719
                                                                                -----------   -----------

      Total shareholders' equity                                                 33,872,214    37,078,082
                                                                                -----------   -----------
                                                                                $53,238,817   $56,258,478
                                                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Statements of Income

                                   (Unaudited)

                                                    Three Months Ended               Nine Months Ended
                                                    ------------------               -----------------
                                               December 26,     December 25,     December 26,     December 25,
                                                  1998             1999              1998             1999
                                              ------------     ------------     ------------     ------------
Net sales                                     $ 37,305,613     $ 30,567,062     $ 85,155,939     $ 81,091,896

Cost of goods sold                              25,070,440       20,158,335       56,523,377       55,005,437
                                              ------------     ------------     ------------     ------------

Gross profit                                    12,235,173       10,408,727       28,632,562       26,086,459
                                              ------------     ------------     ------------     ------------

Selling and
      marketing expenses                         2,975,878        3,003,881        7,372,786        8,219,810

General and
      administrative expenses                    1,460,654        1,207,442        3,561,538        3,603,966

Engineering and
      development expenses                       1,374,400        1,478,941        3,677,003        4,643,589
                                              ------------     ------------     ------------     ------------

         Total operating expenses                5,810,932        5,690,264       14,611,327       16,467,365
                                              ------------     ------------     ------------     ------------

         Income from operations                  6,424,241        4,718,463       14,021,235        9,619,094

Interest income                                     17,815           18,821           71,217           65,467
Interest expense                                  (219,618)        (173,353)        (542,081)        (546,599)
                                              ------------     ------------     ------------     ------------

         Income before provision
             for income taxes                    6,222,438        4,563,931       13,550,371        9,137,962

Provision for income taxes                       2,269,000        1,764,000        5,015,000        3,526,000
                                              ------------     ------------     ------------     ------------

      Net income                              $  3,953,438     $  2,799,931     $  8,535,371     $  5,611,962
                                              ============     ============     ============     ============

Net income per share

      Basic                                   $        .79     $        .55     $       1.71     $       1.11
                                              ============     ============     ============     ============
      Diluted                                 $        .75     $        .51     $       1.62     $       1.05
                                              ============     ============     ============     ============

Weighted average common shares outstanding

         Basic                                   4,989,609        5,048,868        4,982,424        5,042,091
         Diluted                                 5,270,648        5,448,015        5,278,824        5,339,945

Dividends per share                           $       .085     $       .085     $       .253     $       .255
                                              ============     ============     ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                       Nine Months Ended
                                                                       -----------------
                                                               December 26, 1998  December 25, 1999
                                                               -----------------  -----------------
Cash flows from operating activities:
      Net income                                                  $  8,535,371     $  5,611,962
 Adjustments to reconcile net income to net cash
         provided by (used in) operating activities-
      Depreciation and amortization                                  2,368,964        2,192,365
      Changes in assets and liabilities, net of acquisition --
      Accounts receivable                                           (7,754,855)      (4,630,960)
      Inventories                                                  (15,415,775)       2,716,184
      Prepaid expenses and other current assets                        179,147         (604,002)
      Accounts payable                                              11,066,718        4,723,336
      Accrued payroll and other accrued expenses                       795,981          888,448
      Accrued income taxes                                             (37,801)        (357,571)
--------------------------------------------------------------    ------------     ------------
         Net cash provided by (used in) operating activities          (262,250)      10,539,762
                                                                  ------------     ------------

Cash flows from investing activities:

      Purchase of property and equipment, net                       (3,930,111)      (2,745,903)
         Increase in other assets                                       (1,306)        (239,824)
                                                                  ------------     ------------
         Net cash used in investing activities                      (3,931,417)      (2,985,727)
                                                                  ------------     ------------
Cash flows from financing activities:
      Dividends paid                                                (1,253,168)      (1,284,546)
      Stock dividend fractional share payment                             (480)            --
      Purchase of treasury stock                                          --         (1,277,719)
      Proceeds from line of credit                                   9,600,000             --
      Payments on line of credit                                    (7,100,000)      (5,438,795)
      Proceeds from exercise of stock options                          240,215          146,167
                                                                  ------------     ------------
         Net cash provided by (used in) financing activities         1,486,567       (7,854,893)
                                                                  ------------     ------------

Decrease in cash and cash equivalents                               (2,707,100)        (300,858)

Cash and cash equivalents, beginning of period                       3,870,569        2,096,246
                                                                  ------------     ------------

Cash and cash equivalents, end of period                          $  1,163,469     $  1,795,388
                                                                  ============     ============

Supplemental Disclosure of NonCash Financing Activities:

      Dividends payable                                           $    424,140     $    424,342
                                                                  ============     ============

Supplemental Disclosure of Cash Flow Information:

      Cash paid for income taxes                                  $  5,052,800     $  4,259,871
                                                                  ============     ============
      Cash paid for interest                                      $    557,672     $    531,446
                                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

         The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and nine-month periods ended December 25, 1999 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K for fiscal year ended March 27, 1999.

(2)  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                    March 27, 1999  December 25, 1999
                                    --------------  -----------------
Raw materials and work-in process     $ 9,425,814     $10,703,593
Finished goods                         12,226,033       8,232,070
                                      -----------     -----------
                                      $21,651,847     $18,935,663
                                      ===========     ===========

         Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3)  Net Income Per Common Share

         The Company follows the provisions of SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options and warrants). For the three-month period ended December 25, 1999, there were 361,917 shares, and for the nine-month period ended there were 212,768 shares that have been excluded from the weighted average number of common and dilutive shares outstanding as their effect would be anti-dilutive. For the three-month and nine-month periods ended December 26, 1998, no antidilutive shares have been excluded for purposes of earnings per share.

      A reconciliation of the number of shares used in the calculation of basic and diluted net income per share, is as follows:

                                    Three Months Ended         Nine Months Ended
                                    ------------------         -----------------
                                December 26,  December 25,  December 26, December 25,
                                   1998          1999          1998          1999
                                -----------   -----------   -----------   ----------
Weighted
  average common
  shares outstanding            4,989,609     5,048,868     4,982,424     5,042,091

Dilutive effect of
  assumed exercise of
  stock options and warrant       281,039       399,147       296,400       297,854
                                ---------     ---------     ---------     ---------

Weighted average
  common shares
  outstanding assuming
  dilution                      5,270,648     5,448,015     5,278,824     5,339,945
                                =========     =========     =========     =========

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

THREE MONTHS ENDED DECEMBER 25, 1999

                                    OEM and
Fiscal 2000         Core          Multimedia         Total
-----------         ----          ----------         -----
Net Sales        $17,868,003     $12,699,059     $30,567,062
                 ===========     ===========     ===========

Gross profit     $ 7,606,264     $ 2,802,463     $10,408,727
                 ===========     ===========     ===========


THREE MONTHS ENDED DECEMBER 26, 1998

                                    OEM and
Fiscal 1999         Core          Multimedia         Total
-----------         ----          ----------         -----
Net Sales        $17,089,853     $20,215,760     $37,305,613
                 ===========     ===========     ===========

Gross profit     $ 7,752,054     $ 4,483,119     $12,235,173
                 ===========     ===========     ===========



NINE MONTHS ENDED DECEMBER 25, 1999

                                    OEM and
Fiscal 2000           Core          Multimedia         Total
-----------           ----          ----------         -----
Net Sales          $44,434,630     $36,657,266     $81,091,896
                   ===========     ===========     ===========

Gross profit       $17,705,657     $ 8,380,802     $26,086,459
                   ===========     ===========     ===========

NINE MONTHS ENDED DECEMBER 26, 1998

                                    OEM and
Fiscal 1999         Core          Multimedia         Total
-----------         ----          ----------         -----
Net Sales          $41,450,954     $ 43,704,985     $85,155,939
                   ===========     ============     ===========

Gross profit       $17,442,750     $11,189,812     $28,632,562
                   ===========     ============     ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month and nine-month periods ended December 26, 1998 and December 25, 1999 expressed as percentages of net sales.

                                         Three Months Ended             Nine Months Ended
                                         ------------------             -----------------
                                     December 26,   December 25,   December 26,   December 25,
                                         1998           1999          1998            1999
                                     ------------   ------------   ------------   ------------
Net sales                               100.0%         100.0%         100.0%         100.0%

Cost of goods sold                       67.2           65.9           66.4           67.8
                                        -----          -----          -----          -----

  Gross profit                           32.8           34.1           33.6           32.2
                                        -----          -----          -----          -----

Selling and marketing
         expenses                         8.0            9.8            8.6           10.1

General & administrative
         expenses                         3.9            4.0            4.2            4.5

Engineering & development
         expenses                         3.7            4.8            4.3            5.7
                                        -----          -----          -----          -----
                                         15.6           18.6           17.1           20.3
                                        -----          -----          -----          -----

  Income from operations                 17.2           15.5           16.5           11.9

Interest income (expense), net           (0.5)          (0.6)          (0.6)          (0.6)
                                        -----          -----          -----          -----

  Income before provision for
   income taxes                          16.7           14.9           15.9           11.3

Provision for income taxes                6.1            5.8            5.9            4.4
                                        -----          -----          -----          -----

   Net income                            10.6%           9.1%          10.0%           6.9%
                                        =====          =====          =====          =====

Net sales decreased 18%, to approximately $30,567,000 during the third quarter of fiscal 2000 from approximately $37,306,000 during the third quarter of fiscal 1999. For the nine months ended December 25, 1999 net sales decreased approximately 5% from approximately $85,156,000 to approximately $81,092,000. The overall sales decrease for both the three-month and nine-month periods ended December 25, 1999 was primarily due to the decrease in OEM sales of multimedia speaker systems to Gateway, Inc. ("Gateway"), a leading global direct marketer of PC products. During the three-month period ended December 25, 1999, Gateway purchased four systems, the Digital BA 735 Subwoofer/Satellite system introduced in the first quarter of fiscal 2000, the Digital MediaTheater-TM- three-piece system, the DigitalTheater-TM- 6000 Dolby-Registered Trademark- Digital 5.1 channel Home Theater System and the
BA 7500-Registered Trademark- thin panel audio system designed for desktop theater applications, such as DVDs and PC games. The current products are available either as a component of certain pre-configured computer systems offered by Gateway, or as an upgrade option on those configurations that do not include Boston Acoustics' products as standard. The quantity of product sold as an upgrade option could fluctuate significantly from quarter to quarter and have an impact on the unit volume of OEM multimedia products.
During the three-month and nine-month periods ended December 25, 1999, growth in the Company's core business sales was primarily the result of the continued success of the VR-M monitor bookshelf speaker systems and the powered subwoofer systems for use in home theater systems introduced during the second quarter of fiscal 2000, as well as the DigitalTheater 6000 audio system first introduced a year ago. In addition, during the three-month period ended December 25, 1999, the Company introduced its new Competitor
Series of subwoofers for the automotive audio aftermarket. The Competitor
Series subwoofers are available in 15-inch, 12-inch, 10-inch and 8-inch sizes and are priced between $279 and $199 ea. MRSP.

The Company's overall gross margin for the three-month period ended December 25, 1999 increased as a percentage of net sales due primarily to a shift in the sales mix to loudspeaker models with slightly higher margins compared to the same period a year ago. The Company's gross margin for the nine-month period ended December 25, 1999 decreased as a percentage of net sales primarily due to the lower margin sales of the Company's OEM Multimedia products and expenses associated with new product introductions during the first half of fiscal 2000.

Total operating expenses decreased in absolute dollars but increased as a percentage of net sales during the three-month period ended December 25, 1999 primarily due to the decrease in sales from the same period a year ago. Operating expenses for the nine-month period ended December 25, 1999 increased in both absolute dollars and as a percentage of net sales. Selling and marketing expenses remained relatively constant for the three-month period ended December 25, 1999 but increased for the nine-month period primarily due to increased salaries and benefits relating to additional personnel as compared to the same period a year ago. General and administrative expenses decreased in absolute dollars for the three-month period ended December 25, 1999 compared to the corresponding period a year ago while increasing slightly during the nine-month period ended December 25, 1999 as compared to the same period in 1998. Engineering and development expenses for the three-month and nine-month periods ended December 25, 1999 have increased in absolute dollars due primarily to increased salaries and benefits relating to additional personnel and increased expenses associated with new product development.

Net interest expense for both the three-month and nine-month periods ended December 25, 1999 remained stable as a percentage of net sales compared to the corresponding periods as year ago, primarily due to the utilization of working capital and repayments of a certain portion of the Company's line of credit obligations.

The Company's effective income tax rate increased both for the three-month and nine-month periods ended December 25, 1999 compared to the same periods a year ago. The increase is primarily due to a smaller proportion of the Company's income being derived outside the U.S., thereby reducing the tax benefits associated with the Company's foreign sales corporation.

Net income for the third quarter decreased from approximately $3,953,000 in fiscal 1999 to $2,800,000 in fiscal 2000 while diluted earnings per share decreased from $.75 to $.51 per share. Net income for the nine-month period ended December 25, 1999 decreased from approximately $8,535,000 in fiscal 1999 to approximately $5,612,000 in fiscal 2000, while diluted earnings per share for the nine-month period decreased from $1.62 to $1.05 per share. The decrease in net income for the three-month period ended December 25, 1999 is primarily the result of the decrease in net sales and gross profit, partially offset by a decrease in operating expenses. The decrease in net income for the nine-month period ended December 25, 1999 is due to the decrease in sales and gross profit and the increase in operating expenses as compared to the same period a year ago.

Liquidity and Capital Resources

During the first nine months of fiscal 2000, the Company financed its growth principally with cash generated by operations. As of December 25, 1999 the Company's working capital was approximately $27,847,000, a decrease of approximately $1,624,000 since the end of fiscal 1999. The decrease in working capital was primarily due to the repayment made on the Company's line of credit borrowings. The Company's cash and cash equivalents were $1,795,388 at December 25, 1999, a decrease of approximately $301,000 from March 27, 1999 primarily due to the purchase of land adjacent to the Company's corporate headquarters facility, tooling expenditures related to new products, costs related to the Company's new state-of-the art automated woofer assembly line, and the repayments made on the Company's line of credit borrowings. The Company has two lines of credit with two banking institutions totaling $26,500,000. At December 25, 1999 the Company had borrowings totaling $8,000,000 under its $25,000,000 revolving credit agreement.

The Company believes that its current resources are adequate to meet its requirements for working capital and capital expenditures through the next twelve months.

Significant Customers

The Company's financial results for the three-month and nine-month periods ended December 25, 1999 include significant OEM sales of multimedia speaker systems to Gateway. These sales are pursuant to the Master Supply Agreement between Gateway and Boston Acoustics, Inc. On July 19, 1999, the Company entered into a new three year Master Supply Agreement with Gateway. Since this Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements, purchase orders by Gateway may fluctuate significantly from quarter to quarter over the term of the agreement. The loss of Gateway as a customer or any significant portion of orders from Gateway could have a material adverse affect on the Company's business, results of operations and financial condition. In addition, the Company also could be materially adversely affected by any substantial work stoppage or interruption of production at Gateway or if Gateway were to reduce or cease conducting operations.

Year 2000 Compliance

To date, the Company's internal business systems have experienced no adverse impact from the transition to the Year 2000. In addition, the Company is not aware of any Year 2000 related issues with any of its customers, suppliers or other third parties with whom it has business relationships. The Company does not expect to incur any significant additional costs relating to Year 2000 issues.

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

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits

               Exhibit 27 -- Financial Data Schedule

         b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 25, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BOSTON ACOUSTICS, INC.
                                       Registrant

Date:  February 4, 2000                By: s/Andrew G. Kotsatos
                                       -------------------------
                                            Andrew G. Kotsatos
                                            Director, Chief Executive Officer
                                            and Treasurer

Date:  February 4, 2000                By: s/Fred E. Faulkner, Jr.
                                           -----------------------
                                             Fred E. Faulkner, Jr.
                                             President and Chief
                                             Operating Officer

Date:  February 4, 2000                By: s/Debra A. Ricker-Rosato
                                           ------------------------
                                             Debra A. Ricker-Rosato
                                             Vice President and
                                             Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit Number                                                                                                    Page
--------------                                                                                                    ----
Exhibit 27                 Financial Data Schedule



--------------------