Form 10-K
period 2000-03-30
BOSTON ACOUSTICS INC
filed 2000-06-23
CIK 805268

--------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------
                                    FORM 10-K

(MARK ONE)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 25, 2000
                                       OR
               [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                                Yes [X]    No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $35,907,359 as of June 22, 2000.

There were 4,908,245 shares of Common Stock issued and outstanding as of June 22, 2000.
--------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Registrant's Annual Report to Stockholders for the fiscal year ended March 25, 2000 (Part II, Items 5, 6, 7, 8 and Part III, 14 (a)(1))

(2) Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on August 8, 2000 (Part IV, Items 10, 11, 12 and 13)

                             BOSTON ACOUSTICS, INC.

Securities and Exchange Commission
  Item Number and Description                                              Page
----------------------------------                                         ----
                                     PART I

ITEM  1.   Business                                                            1

ITEM  2.   Properties                                                          8

ITEM  3.   Legal Proceedings                                                   8

ITEM  4.   Submission of Matters to a Vote of Security Holders                 8

                                     PART II

ITEM  5.   Market for Registrant's Common Equity
           and Related Stockholder Matters                                     9

ITEM  6.   Selected Financial Data                                             9

ITEM  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9

ITEM  8.   Financial Statements and Supplementary Data                         9

ITEM  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                 9

                                    PART III

ITEM  10.  Directors and Executive Officers of the Registrant                 10

ITEM  11.  Executive Compensation                                             10

ITEM  12.  Security Ownership of Certain Beneficial
           Owners and Management                                              10

ITEM  13.  Certain Relationships and Related Transactions                     10

                                     PART IV

ITEM  14.  Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K                                    11

SIGNATURES                                                                    14

INDEX TO FINANCIAL STATEMENT SCHEDULES                                       F-1


Inasmuch as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the Registrant's best good faith estimate for purposes of this Annual Report on Form 10-K, and the Registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon $11.0625, the price at which the Common Stock was last sold on June 22, 2000 as reported by The Nasdaq Stock Market. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant's Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

                                     PART I



ITEM 1. BUSINESS


Boston Acoustics, Inc. (the "Company") engineers, manufactures and markets moderately-priced, high-quality audio systems for use in home audio and video entertainment systems, in after-market automotive audio systems and in multimedia computer environments. The Company believes that its products deliver better sound quality than other comparably priced audio systems. Most of the Company's products are assembled by the Company from purchased components, although certain automotive speakers are manufactured by others according to Company specifications. All of the Company's products and subassemblies, including those supplied by outside sources, have been designed by the Company's engineering department. Boston Acoustics' speakers are marketed nationwide through selected audio and audio-video specialty dealers and through distributors in many foreign countries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations" which is included in the Company's 2000 Annual Report which is filed as Exhibit 13 hereto.

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

The Home Loudspeaker line consists of six bookshelf models currently ranging in price from $100 to $420 per pair, four floor-standing systems currently priced from $500 to $1,600 per pair, two home theater subwoofer/satellite systems currently priced at $700 and $1,000 per system, and four powered subwoofers priced at $300, $450, $700, and $1,200. Additional products for the home theater market include five different center-channel speakers currently ranging in price from $130 to $600 each and three diffuse-field surround speakers ranging in price from $200 to $500 per pair. The Company also produces magnetically shielded versions of most of its models and produces four indoor/outdoor speaker systems (Voyager-Registered Trademark- 3, Voyager 2, Voyager Pro, and Grand Voyager) priced from $220 to $700 per pair. The Company also produces the DigitalTheater-TM- 6000 and DigitalTheater7000, complete digital home theater sound systems priced at $600 and $1,000 respectively.

The Designer Series line is a collection of speaker systems engineered for flush mounting in the walls or ceilings of homes, businesses and recreational vehicles. There are eleven models in the Designer Series line with prices currently ranging from $130 to $500 per pair.

The Automotive Series consists of 39 models of automotive speakers with prices currently ranging from $60 to $700 per pair. The automotive line includes high-quality full-range replacement speakers, sophisticated component systems, and subwoofers. The component systems permit flexible speaker placement and provide sound rivaling that of fine home speakers. The automotive line includes the CX Series, the 700 Series of plate speakers, the Boston Rally-Registered Trademark- RC Series of component speakers, the Boston Rally RX Coaxial Series, the Competitor Series subwoofer and enclosure systems, the Generator Series subwoofers, the Boston Rally RM Series, and the premium performance ProSeries Speaker Systems.

The Multimedia category of products sold through the Company's retailers, through business arrangements with two distributors and two leading computer retailers, and via a direct Internet-based sales channel currently consists of four high performance powered subwoofer/satellite speaker systems for computing environments priced from $70 to $250 per system. The OEM sales of Multimedia speaker systems sold to Gateway, Inc. ("Gateway"), a leading global direct marketer of PC products, include the Digital BA735 subwoofer/satellite system, the Digital MediaTheater-TM- three-piece system, the DigitalTheater 6000 and the BA7500 thin panel audio system designed for desktop theater applications such as DVDs and PC games. These products are available either as a component of certain pre-configured computer systems offered by Gateway, or as an upgrade option on those configurations that do not include Boston Acoustics' products as standard.


NEW PRODUCTS

In Fiscal 2000, as in previous years, Boston met the challenges of the changing marketplace with new systems for all of our target markets. These new products, described below, are intended to supplement or replace those products which have matured, to increase penetration into current markets, and to gain footholds in new markets.

Fiscal 2000 saw the Company's introduction of the DigitalTheater 7000. This system is the second complete home theater sound system with 5.1 channel Dolby-Registered Trademark- Digital processing that Boston has introduced and follows last year's successful introduction of the smaller DT6000 system. It includes five sonically matched satellite speakers and a powered subwoofer, all driven by its own powerful six-channel 350 watt Boston designed amplifier. With a suggested retail price of only $1,000, it offers outstanding performance in a space-saving, easy-to-connect format. The DT7000 received an "Innovations 2000" award for new product design and engineering excellence at the International Winter Consumer Electronics Show in Las Vegas.

The Company added two important new models to its highly-regarded Lynnfield VR line. The new VR-M50 and VR-M60 Lynnfield `Monitor' style speakers feature elegant real wood veneer cabinets and Boston's most advanced drive units for excellent sound from compact enclosures. The suggested retail price of the VR-M50 is $700 per pair and the VR-M60 is $1,000 per pair.

The Company expanded its line of complete home theater speaker systems with the introduction of the System 10K, a set of five high performance satellite speakers in rugged cast aluminum housings. The result, when partnered with one of the new Boston PowerVent-Registered Trademark- subwoofers, gives the customer a complete home theater speaker system that delivers the same level of performance as a much larger system. The system 10K is priced at $1,500.

Boston's popular Home Audio/Home Theater `powered tower' speaker line also received attention this year with two new models, the VR975 and VR965. Both models are designed to give customers the performance of a floor standing speaker with the bass impact of a powered subwoofer, in one space saving design. Both the $1,600 per pair VR975 and the $1,000 per pair VR965 feature much of Boston's proprietary driver and electronics design experience and technology. The VR965 was one of five Boston products that won a CES "Innovations 2000" award this year.

This fiscal year also saw the launch of a line of four all-new PowerVent-Registered Trademark- powered home subwoofers. Starting at $300, these subwoofers are capable of producing deep bass and high output from surprisingly compact enclosures. The PV400 is priced at $300, the PV600 at $450, the PV800 at $700. The top-of-the-line award winning compact PV1000 features a 1000-watt amplifier and a real wood veneer cabinet at $1,200 The PV1000 was also an "Innovations 2000" award-winning product at the CES awards this year.

Boston's successful Multimedia line also grew this year with the introduction of three innovative new models. The Digital BA735 (launched in May) is the world's first multimedia subwoofer-satellite stereo system featuring an S/PDIF (Sony/Philips Digital Interface Format) input. Using this digital input enables the user to enjoy a much cleaner sound than with conventional speakers because the digital to analog conversion is actually done within the BA735 speaker system.

The Company's latest new Digital Multimedia desktop home theater system, the BA7500 also made its debut in Fiscal 2000. The BA7500 is Boston's first product that uses Boston's patented SST-TM- (Slimline Speaker Technology-TM-) drivers. This system is a fully digitAL, self-powered sound system for the PC. It uses Dolby-Registered Trademark- Digital Decoding and Virtual Dolby to create a full
5.1 channel Dolby Digital sound experience for games, movies, music and other PC multimedia audio sources. It also features 4 channel gaming ability. The system includes four satellites and a hideaway subwoofer for $300 MSRP. The BA7500 also won an "Innovations 2000" Award at the CES show.

In addition, the Company introduced the BA4800, a 5-piece multimedia sound system especially for PC `gamers' using the 4-channel gaming system. With four diminutive desktop satellites and a powerful hideaway subwoofer, the BA4800 is priced at $200.

The Company's new Voyager outdoor series was also launched this year. These rugged outdoor models provide true hi-fi quality performance for outdoor listening and are fully weather resistant - even in the harshest environments. Available in both white and black finishes, the Voyager line contains four models (Voyager 2, Voyager 3, Voyager Pro and Grand Voyager) ranging from $220 to $700 per pair.

Boston also launched two families of automotive subwoofers this year, the Competitor Series and the Generator Series. Both feature versions of Boston's proprietary driver cooling technology to enable the drivers to provide tight, deep bass even at high volume levels. Competitor subwoofers are also available as systems mounted in carpeted enclosures. The Competitor enclosures feature a tuned radiator to give higher power and volume from very small enclosures. Both series are available in 2 ohm or 4 ohm configurations. The four Competitor drivers range in price from $200 to $280. The two innovative Competitor enclosure models the--C110 (another CES Innovations award winning product from Boston Acoustics) and the C210--sell for $400 and $650, respectively. The Generator series is priced at $120 to $180. The Generator 15" Subwoofer won a coveted AUTOSOUND Grand Prix Award.

ENGINEERING AND DEVELOPMENT

The Company's engineering and development department is actively engaged in the development of new products and manufacturing processes, the improvement of existing products and the research of new materials for use in the Company's products. The Company designs all of its products and subassemblies, including those supplied by outside sources.

The Company's engineering and development staff includes 60 full-time employees and three outside consultants. During fiscal years 1998, 1999 and 2000 the Company spent approximately $3,513,000, $5,106,000, and $5,936,000 respectively, for engineering and development.


MARKETING

The Company employs 27 salespersons and retains 17 manufacturer's representatives who service the Company's dealer network. In addition, the Company retains the services of two freelance public relations consultants (one in the United States, one in Europe) to assist in the professional promotion of the Company and its products. Boston Acoustics' home audio, Designer Series (in wall/in ceiling models) and outdoor speaker products are distributed in the United States and Canada through approximately 567 selected audio or audio specialist retailers, some of whom have multiple outlets. The Company's car audio products are sold through approximately 389 similarly specialized retailers, some of whom also sell the Company's home audio products. The Company's dealers usually stock and sell a broad range of audio products including, in most cases, the Company's competitor's products. The Company seeks dealers who emphasize quality products and who are knowledgeable about the products they sell. The Company's Multimedia products are sold through an OEM agreement with Gateway, through the Company's retailers, through business arrangements with two distributors and two leading computer retailers, and via a direct Internet-based sales channel (www.bostonacoustics.com). During the fiscal year ended March 25, 2000 one customer accounted for 44% of net sales.

Boston Acoustics' products are also exported to dealers in Canada and sold through exclusive distributors in over 50 foreign countries, primarily in Europe, Asia/Pacific and South/Central America. Export sales accounted for approximately 19% of net sales in Fiscal 1998, 14% in Fiscal 1999, and 17% in Fiscal 2000. See also Note 6 to Consolidated Financial Statements incorporated herein by reference, pursuant to Part II, Item 8.

The Company emphasizes the high performance-to-price ratio of its products in its advertising and promotion. Boston Acoustics believes that specialty retailers can be effective in introducing retail customers to the high dollar value of the Company's products. The Company directly supports its domestic dealers and international distributors via a cooperative advertising program, prepared advertisements, detailed product literature and point of purchase materials. The Company also regularly advertises in national specialist magazines including SOUND AND VISION, CAR AUDIO AND ELECTRONICS, CAR STEREO REVIEW, MAX POWER, AUDIO VIDEO INTERIORS, DIGITAL HOME ENTERTAINMENT, HOME THEATER and AUDIO VIDEO INTERNATIONAL. During Fiscal 2000 the Company spent approximately $2,754,000 (2.6% of net sales) for advertising.

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

The Company purchases materials and component parts from approximately 222 suppliers located in the United States, Canada, Europe and the Far East. Although Boston Acoustics relies on single suppliers for certain parts, the Company could, if necessary, develop multiple sources of supply for these parts. The Company does not have long-term or exclusive purchase commitments. The Company does have a written agreement with one of its inventory suppliers, which accounted for more than 10% of the Company's purchases during fiscal year 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations" which is included in the Company's 2000 Annual Report which is filed as Exhibit 13 hereto.

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

PATENTS AND TRADEMARKS

Boston Acoustics holds eight United States patents and numerous international patents, which relate to certain speaker technologies, assemblies and cabinet design. The Company also currently has several registered trademarks including Boston-Registered Trademark-, Boston Acoustics-Registered Trademark-, PowerVent-Registered Trademark-, Tempo-Registered Trademark-, Voyager-Registered Trademark-, Runabout-Registered Trademark-, SoundBar-Registered Trademark-, and Boston Rally-Registered Trademark-. Trademarks used by the SnelL subsidiary include Snell Acoustics, Snell Multimedia, Snell Music & Cinema and Room Ready-Registered Trademark-. The Company believes that its growth, competitive position and success in the marketplace are more dependent on its technical and marketing skills and expertise than upon the ownership of patent and trademark rights. There can be no assurance that any patent or trademark would ultimately be proven valid if challenged.

SIGNIFICANT CUSTOMERS

The Company's financial results for the fiscal year ended March 25, 2000 include significant OEM sales of multimedia speaker systems to Gateway, Inc. ("Gateway"). The terms of these sales are governed by the Master Supply Agreement between Gateway and the Company. On July 19, 1999, the Company entered into a new three year Master Supply Agreement with Gateway. Since this Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements, purchase orders by Gateway may fluctuate significantly from quarter to quarter over the terms of the agreement. Based on information currently available from our OEM customer, the Company anticipates that our OEM sales should reflect a slight increase in sales during the fiscal year ending March 31, 2001. The loss of Gateway as a customer or any significant portion of orders from Gateway could have a material adverse affect on the Company's business, results of operations and financial condition. In addition, the Company also could be materially adversely affected by any substantial work stoppage or interruption of production at Gateway or if Gateway were to reduce or cease conducting operations.

BACKLOG

The Company currently has no significant backlog. The Company's policy is to maintain sufficient inventories of finished goods to fill all orders within two business days of receipt.

WARRANTIES

Boston Acoustics warrants its home speakers to be free from defects in materials and workmanship for a period of five years, its Designer Series speakers and its automotive speakers for one year and its multimedia audio speaker systems for a period of three years. During the years ended March 25, 2000, March 27, 1999 and March 28, 1998, warranty costs recorded by the Company were approximately $221,000, $241,000 and $193,000, respectively.

EMPLOYEES

As of June 10, 2000, the Company had 366 full-time employees who were engaged as follows: 221 in production and materials management; 60 in engineering and development; 54 in marketing and sales support; and 31 in administration.

None of the Company's employees are represented by a collective bargaining agreement and the Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Andrew G. Kotsatos, who is Chairman of the Board, Chief Executive Officer and Treasurer of the Company, and Moses A. Gabbay who is Chief Operating Officer of the Company, is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 8, 2000, under the headings "Proposal No. 1 -- Election of Directors" and "Board of Directors." Information concerning the Company's other executive officers as of June 22, 2000 is set forth below.

Name                       Age              Title
----                       ---              -----
Michael B. Chass           30               Vice President - Multimedia Products Group
Martin J. Harding          40               Vice President - Marketing
Paul F. Reed               36               Vice President - Administrative Services
Debra A. Ricker-Rosato     44               Vice President - Finance
Michael J. Rudd            55               Vice President - New Technology
Robert L. Spaner           40               Vice President - Sales


Michael B. Chass was named Vice President - Multimedia Products Group in August 1999. He joined the Company in 1994 as an account manager. In 1996 he became a Sales Manager and in 1998 became a Director of Sales. Mr. Chass was formerly employed by C.P.S. Marketing as an Assistant Director of Sales and Marketing. He holds a BSBA in Marketing from the University of Missouri.

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

Michael J. Rudd was named Vice President - New Technology in January 2000. He joined the Company in 1995 as a product manager. In 1997 he became Manager of New Technology - Engineering. Prior to joining the Company, Mr. Rudd worked as a consultant specializing in acoustic arrays. Mr. Rudd previously held positions with Atlantic Applied Research, Bolt Beranek and Newman and New York University. Mr. Rudd holds a PhD in Physics from the University Cambridge, England.

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



ITEM 2. PROPERTIES

The Company owns its principal executive offices and manufacturing facilities which sits on 15 acres of land at 300 Jubilee Drive, Peabody, Massachusetts.

Snell Acoustics ("Snell"), a subsidiary of the Company, leases all of the properties used in its business. Snell maintains its principal executive offices and manufacturing facilities at 143 Essex Street, Haverhill, Massachusetts. A total of 65,090 square feet of space is leased from an unrelated party under an operating lease which expires in September 2000.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings affecting the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of Fiscal 2000.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The information required by this item is incorporated by reference to the section entitled "Stock Market Activity" on page 21 in the Registrant's 2000 Annual Report to Stockholders, which is filed herewith as Exhibit 13.


ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" on page 20 in the Registrant's 2000 Annual Report to Stockholders, which is filed herewith as Exhibit 13.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 10 in the Registrant's 2000 Annual Report to Stockholders, which is filed herewith as Exhibit 13.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to the section entitled "Quantitative and Qualitative Disclosures about Market Risk" on page 9 in the Registrant's 2000 Annual Report to Stockholders, which is filed herewith as Exhibit 13.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements at March 25, 2000 and notes thereto on pages 11 through 19 in the Registrant's 2000 Annual Report to Stockholders, which is filed herewith as Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

None.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b), the information required by this item concerning executive officers, including certain information incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 8, 2000 concerning Andrew
G. Kotsatos, who is the Chairman of the Board, Chief Executive Officer and Treasurer of the Company, and Moses A. Gabbay, Chief Operating Officer of the Company, is set forth in Part I, Item 1, hereof, under the heading "Executive Officers of the Registrant". Information concerning Directors, including Messrs. Kotsatos and Gabbay, is incorporated by reference to the sections entitled "Proposal No. 1 -- Election of Directors", "Board of Directors" and "Compensation Interlocks and Insider Participation" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 8, 2000.

There is incorporated herein by reference to the discussion under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 8, 2000 the information with respect to delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 8, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

The information required by this item is incorporated by reference to the section entitled "Principal and Management Stockholders" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 8, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Transactions" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 8, 2000.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K.

(a) The following documents are included as part of this report:

         (1) FINANCIAL STATEMENTS

         The following consolidated financial statements are incorporated by reference to the Registrant's 2000 Annual Report to Stockholders:

         Report of Independent Public Accountants.

         Consolidated Balance Sheets as of March 27, 1999 and March 25, 2000.

         Consolidated Statements of Income for the three years ended March 25, 2000.

         Consolidated Statements of Shareholders' Equity for the three years ended March 25, 2000.

         Consolidated Statements of Cash Flows for the three years ended March 25, 2000.

         Notes to Consolidated Financial Statements.

         (2) FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules are filed as part of this report and should be read in conjunction with the consolidated financial statements:


         Report of Independent Public Accountants.

         Schedule I -- Valuation and Qualifying Account.


         Other financial schedules have been omitted because they are not required or because the required information is included in the Consolidated Financial Statements or notes thereto.

         (3) LISTING OF EXHIBITS

                  Exhibits
                  --------

         3.1.         -  Articles of Organization (1)
         3.2.         -  Amendment to Articles of Organization (1)
         3.3.         -  Second Amendment to Articles of Organization (1)
         3.4.         -  Bylaws (1)
         4.1.         -  Specimen Share Certificate (1)
         10.1.+       -  1996 Stock Plan adopted by Boston Acoustics, Inc.
                         on February 20, 1996, as amended (3)
         10.2.+       -  1986 Incentive Stock Option Plan adopted by Boston
                         Acoustics, Inc. on October 15, 1986, as amended (2)
         10.3.+       -  1997 Stock Plan adopted by Boston Acoustics, Inc. on May 28, 1997. (9)
         10.4.#       -  Purchase Agreement dated March 27, 1997 by and between
                         Gateway 2000, Inc. and Boston Acoustics, Inc. (3)
         10.5.#       -  Letter of Agreement dated January 14, 1997 by and between
                         Gateway 2000, Inc. and Boston Acoustics, Inc. (3)
         10.6.#       -  Master Supply Agreement dated July 19, 1999 by and between
                         Gateway, Inc. and Boston Acoustics, Inc. (4)
         10.7.        -  Loan Agreement dated as of June 13, 1997 between Boston Acoustics, Inc. and
                         State Street Bank and Trust Company. (5)
         10.8.        -  Revolving Credit Note dated as of June 13, 1997 in the amount of $25,000,000 made by Boston Acoustics, Inc. payable to the order of State Street Bank and
                         Trust Company. (6)
         10.9.#       -  Letter of Agreement dated December 22, 1997 by and between Gateway 2000,
                         Inc. and Boston Acoustics, Inc. (7)
         10.10.#      -  Letter of Agreement dated May 14, 1998 by and between Gateway 2000, Inc.
                         and Boston Acoustics, Inc. (10)
         13.   *      -  2000 Annual Report to Shareholders
         21.          -  Subsidiaries of the Registrant (3)
         23.   *      -  Consent of Independent Public Accountants
         27.   *      -  Financial Data Schedule
         99.          -  "Safe Harbor" Statement under Private Securities Litigation
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

(4) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended September 25, 1999.

(5) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997.

(6) Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1997.

(7) Incorporated by reference to Exhibit 10.A. to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997.

(8) Incorporated by reference to the similarly numbered exhibit in Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1996.

(9)Incorporated by reference to Exhibit 10.C. to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998.

(10)Incorporated by reference to Exhibit 10.L. to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998.


(b)       REPORTS ON FORM 8-K:

No reports on Form 8-K were filed by the Registrant during the last quarter covered by this report, and no other such reports were filed subsequent to March 25, 2000 through the date of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on the 22nd day of June 2000.

                                               BOSTON ACOUSTICS, INC.
                                                    (Registrant)



                                               BY:  /s/ Andrew G. Kotsatos
                                                    ----------------------------
                                                    Andrew G. Kotsatos
                                                    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                          Capacities                             Date

/s/ Andrew G. Kotsatos                                                     6/22/00
----------------------              Director, Chief Executive              ------------
Andrew G. Kotsatos                  Officer and Treasurer


/s/ Moses A. Gabbay                                                        6/22/00
----------------------              Director, and                          ------------
Moses A. Gabbay                     Chief Operating Officer


/s/ Debra A. Ricker-Rosato                                                 6/22/00
----------------------              Vice President and                     ------------
Debra A. Ricker-Rosato              Chief Accounting Officer


/s/ George J. Markos                                                       6/22/00
----------------------              Director                               ------------
George J. Markos


/s/ Lisa M. Mooney                                                         6/22/00
----------------------              Director                               ------------
Lisa M. Mooney

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Schedule I
Valuation and Qualifying Accounts

                                  ----------------ALLOWANCE FOR DOUBTFUL ACCOUNTS----------------
                                    BALANCE,      CHARGED TO
                                  BEGINNING OF     COSTS AND                         BALANCE, END
                                      YEAR         EXPENSES       DEDUCTIONS(1)         OF YEAR
For the fiscal year ended--
   March 25, 2000                 $   463,000     $      7,000    $     (125,000)    $    345,000
                                  ===========     ============    ==============     ============

   March 27, 1999                 $   402,000     $    163,000    $     (102,000)    $    463,000
                                  ===========     ============    ==============     ============

   March 28, 1998                 $   411,000     $     36,000    $      (45,000)    $    402,000
                                  ===========     ============    ==============     ============


(1) Amounts deemed uncollectible net of recoveries of previously reserved amounts.


                                  ---------------RESERVE FOR OFF-INVOICE ALLOWANCES---------------
                                    BALANCE,      CHARGED TO
                                  BEGINNING OF     COSTS AND                         BALANCE, END
                                      YEAR         EXPENSES       DEDUCTIONS            OF YEAR
For the fiscal year ended--
   March 25, 2000                 $ 2,102,000     $ 11,715,000    $  (11,254,000)    $  2,563,000
                                  ===========     ============    ==============     ============

   March 27, 1999                 $ 1,660,000     $ 10,411,000    $   (9,969,000)    $  2,102,000
                                  ===========     ============    ==============     ============

   March 28, 1998                 $ 1,336,000     $  8,524,000    $   (8,200,000)    $  1,660,000
                                  ===========     ============    ==============     ============