Form 10-Q
period 2000-06-24
BOSTON ACOUSTICS INC
filed 2000-08-08
CIK 805268

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------
                                    FORM 10-Q

(MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 24, 2000
                                       OR
              [] TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                              Yes [X]   No []

There were 4,908,245 shares of Common Stock issued and outstanding as of August 7, 2000.

--------------------------------------------------------------------------------

                             Boston Acoustics, Inc.

                                      INDEX

                                                                                       PAGE
                                                                                       -----
Part I:      Financial Information

      Item 1.     Financial Statements

                  Consolidated Balance Sheets (Unaudited)-
                  March 25, 2000 and June 24, 2000                                       4

                  Consolidated Statements of Income (Unaudited)-
                  Three months ended June 26, 1999 and June 24, 2000                     6

                  Consolidated Statements of Cash Flows (Unaudited)-
                  Three months ended June 26, 1999 and June 24, 2000                     7

                  Notes to Unaudited Consolidated Financial Statements                   8

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             10

Part II:     Other Information

                  Items 1 through 6                                                     13

                  Signatures                                                            14

                          PART I: FINANCIAL INFORMATION

                          Item 1: Financial Statements

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                     ASSETS

                                                                              MARCH 25, 2000    JUNE 24, 2000
                                                                              --------------    -------------
Current Assets:

      Cash and cash equivalents                                                   $ 1,506,741   $ 1,632,826
      Accounts receivable, net of reserve of
        approximately $345,000
        and $335,000, respectively                                                 12,632,632    11,599,958
      Inventories                                                                  19,333,515    21,417,769
      Deferred income taxes                                                         1,545,000     1,545,000
      Prepaid expenses and other current assets                                     1,151,536     1,111,145
                                                                                  -----------   -----------

         Total current assets                                                      36,169,424    37,306,698
                                                                                  -----------   -----------

Property and Equipment, at cost:

      Land                                                                          1,815,755     1,815,755
      Building and improvements                                                     7,925,701     8,697,769
      Machinery and equipment                                                      13,517,432    14,387,494
      Office equipment and furniture                                                4,131,718     4,338,919
      Motor vehicles                                                                  259,319       244,040
                                                                                  -----------   -----------
                                                                                   27,649,925    29,483,977
      Less-accumulated depreciation
         and amortization                                                          12,035,891    12,797,086
                                                                                  -----------   -----------

                                                                                   15,614,034    16,686,891
                                                                                  -----------   -----------

Other Assets                                                                        1,080,569     1,082,018
                                                                                  -----------   -----------



                                                                                  $52,864,027   $55,075,607
                                                                                  ===========   ===========








The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                MARCH 25, 2000    JUNE  24, 2000
                                                                                --------------    --------------
Current Liabilities:

 Accounts payable                                                                   $ 6,002,158   $ 7,043,815
 Accrued payroll and payroll-
      related expenses                                                                2,148,272     2,228,650
 Dividends payable                                                                      417,201       417,201
 Other accrued expenses                                                               1,171,200     1,156,114
 Accrued income taxes                                                                      --         691,134
 Current maturity of line of credit                                                   1,602,287     1,533,499
                                                                                    -----------   -----------


         Total current liabilities                                                   11,341,118    13,070,413
                                                                                    -----------   -----------

Line of credit, net of current portion                                                4,850,000     4,600,000
                                                                                    -----------   -----------


Shareholders' Equity:

Common stock, $.01 par value -
      Authorized -- 8,000,000 shares
      Issued -- 5,080,764 shares                                                         50,807        50,807
Additional paid-in capital                                                              918,534       918,534
Retained earnings                                                                    38,131,912    38,864,197
                                                                                    -----------   -----------
                                                                                     39,101,253    39,833,538


Less-Treasury stock, 172,500 shares, at cost                                          2,428,344     2,428,344
                                                                                    -----------   -----------


Total shareholders' equity                                                           36,672,909    37,405,194
                                                                                    -----------   -----------


                                                                                    $52,864,027   $55,075,607
                                                                                    ===========   ===========





The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                                      THREE MONTHS ENDED
                                                                                      ------------------
                                                                               JUNE 26, 1999    JUNE 24, 2000
                                                                               ------------    ------------

Net sales                                                                      $ 21,845,332    $ 22,823,028

Cost of goods sold                                                               14,805,224      15,558,859
                                                                               ------------    ------------
      Gross profit                                                                7,040,108       7,264,169
                                                                               ------------    ------------

Selling and marketing expenses                                                    2,521,173       2,708,739

General and administrative expenses                                               1,099,823       1,254,393

Engineering and development expenses                                              1,400,131       1,375,650
                                                                               ------------    ------------

         Total operating expenses                                                 5,021,127       5,338,782
                                                                               ------------    ------------

         Income from operations                                                   2,018,981       1,925,387

Interest income                                                                      24,316          19,217

Interest expense                                                                   (195,854)       (105,120)
                                                                               ------------    ------------

         Income before provision
             for income taxes                                                     1,847,443       1,839,484

Provision for income taxes                                                          708,000         690,000
                                                                               ------------    ------------

      Net income                                                               $  1,139,443    $  1,149,484
                                                                               ============    ============

Net income per share

       Basic                                                                   $        .23    $        .23
                                                                               ============    ============
       Diluted                                                                 $        .21    $        .23
                                                                               ============    ============

Weighted average common shares outstanding

      Basic                                                                       5,012,689       4,908,245
      Diluted                                                                     5,348,744       4,914,654

Dividends per share                                                            $       .085    $       .085
                                                                               ============    ============





The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                           JUNE 26, 1999    JUNE 24, 2000
                                                                           -------------    -------------
Cash flows from operating activities:
      Net income                                                            $ 1,139,443    $ 1,149,484
 Adjustments to reconcile net income to net cash
         provided by operating activities-
      Depreciation and amortization                                             747,409        762,200
Changes in assets and liabilities, net of acquisition--
      Accounts receivable                                                       702,459      1,032,674
      Inventories                                                               356,378     (2,084,254)
      Prepaid expenses and other current assets                                  80,713         40,391
      Accounts payable                                                          448,246      1,041,657
      Accrued payroll and other accrued expenses                                 (6,003)        65,292
      Accrued income taxes                                                     (179,818)       691,134
                                                                            -----------    -----------
         Net cash provided by operating activities                            3,288,827      2,698,578
                                                                            -----------    -----------


Cash flows from investing activities:
      Purchases of property and equipment, net                               (1,263,159)    (1,834,052)
      Increase in other assets                                                 (229,827)        (2,452)
                                                                            -----------    -----------
         Net cash used in investing activities                               (1,492,986)    (1,836,504)
                                                                            -----------    -----------

Cash flows from financing activities:
      Dividends paid                                                           (425,968)      (417,201)
      Repayments of line of credit                                           (2,055,555)      (318,788)
      Proceeds from exercise of stock options                                   126,667           --
                                                                            -----------    -----------
           Net cash used in financing activities                             (2,354,856)      (735,989)
                                                                            -----------    -----------

Increase (decrease) in cash and cash equivalents                               (559,015)       126,085

Cash and cash equivalents, beginning of period                                2,096,246      1,506,741
                                                                            -----------    -----------

Cash and cash equivalents, end of period                                    $ 1,537,231    $ 1,632,826
                                                                            ===========    ===========

 Supplemental Disclosure of NonCash Financing Activities:
      Dividends payable                                                     $   426,843    $   417,201
                                                                            ===========    ===========

 Supplemental Disclosure of Cash Flow Information:
      Cash paid for income taxes                                            $   880,500    $      --
                                                                            ===========    ===========
      Cash paid for interest                                                $   194,426    $   111,887
                                                                            ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

         The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three-month period ended June 24, 2000 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K for fiscal year ended March 25, 2000.

(2)  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                                    MARCH 25, 2000                       JUNE 24, 2000
                                                                    --------------                       -------------

      Raw materials and work-in process                               $10,547,363                          $12,070,530
      Finished goods                                                    8,786,152                            9,347,239
                                                                   --------------                        --------------
                                                                      $19,333,515                          $21,417,769
                                                                   ==============                        ==============

         Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3)  Net Income Per Common Share

         The Company follows the provisions of SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options and warrants). For the three-month period ended June 24, 2000, there were 510,140 shares that have been excluded from the weighted average number of common and dilutive potential shares outstanding as their effect would be anti-dilutive. For the three-month period ended June 26, 1999, there were 208,600 antidilutive shares that have been excluded for purposes of earnings per share.

      A reconciliation of the number of shares used in the calculation of basic and diluted income per share, is as follows:


                                                              FOR THE THREE MONTHS ENDED
                                                         JUNE 26, 1999       JUNE 24, 2000

Basic weighted average common
  shares outstanding                                       5,012,689         4,908,245

Dilutive effect of assumed exercise
  of stock options and warrant                               336,055             6,409
                                                           ---------         ---------

Weighted average common shares
  outstanding assuming dilution                            5,348,744         4,914,654
                                                           =========         =========


(4)      Segment Reporting

      The Company has two reportable segments: 1) Core, and 2) Original Equipment Manufacturer (OEM) and Multimedia.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses between its two reportable segments. Accordingly, the Company's measure of profit for each reportable segment is based on gross profit.



                                                                OEM AND
THREE MONTHS ENDED JUNE 24, 2000               CORE             MULTIMEDIA           TOTAL
--------------------------------               --------------   ------------   -----------

Net Sales                                      $   13,411,332   $  9,411,696   $22,823,028
                                               ==============   ============   ===========

Gross profit                                   $    4,825,776   $  2,438,393   $ 7,264,169
                                               ==============   ============   ===========



                                                                OEM AND
THREE MONTHS ENDED JUNE 26, 1999               CORE             MULTIMEDIA           TOTAL
--------------------------------               --------------   ------------   -----------

Net Sales                                      $   12,907,480   $  8,937,852   $21,845,332
                                               ==============   ============   ===========

Gross profit                                   $    5,184,637   $  1,855,471   $ 7,040,108
                                               ==============   ============   ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month period ended June 26, 1999 and June 24, 2000 expressed as percentages of net sales.

                                                                                    THREE MONTHS ENDED
                                                                                    ------------------
                                                                         JUNE 26, 1999            JUNE 24, 2000
                                                                         -------------            -------------

Net sales                                                                    100.0 %                 100.0 %

Cost of goods sold                                                            67.8                    68.2
                                                                             -------                  -------

  Gross profit                                                                32.2                    31.8
                                                                             -------                  -------

Selling and marketing expenses                                                11.6                    11.9

General & administrative expenses                                              5.0                     5.5

Engineering & development expenses                                             6.4                     6.0
                                                                             -------                  -------
                                                                              23.0                    23.4
                                                                             -------                  -------

  Income from operations                                                       9.2                     8.4

Interest income, net                                                           (.8)                    (.4)
                                                                             -------                  -------

  Income before provision for
   income taxes                                                                8.4                     8.0

Provision for income taxes                                                     3.2                     3.0
                                                                             -------                  -------

   Net income                                                                  5.2 %                   5.0 %
                                                                             =======                  =======



Net sales increased approximately 5 percent, from $21,845,342 during the first quarter of Fiscal 2000 to $22,823,028 during the first quarter of Fiscal 2001. The overall sales increase during the three-month period ended June 24, 2000 was primarily due to increases in both the Core and Multimedia segments of our business. During the quarter the Company introduced the BA265, the Company's first entry-level speaker system for computers. The BA265 is a powered two-piece speaker system that offers performance similar to Boston's more expensive multimedia products but at an entry-level price and is currently available through our OEM customer, Gateway, Inc. ("Gateway"). Core sales for the three-month period ended June 24, 2000 were stimulated by the increasing sales of DVD players and the success of new products introduced during the last fiscal year which have been received very well, and as a result, the Company ended the quarter with $1.2 million in backorders.

The Company's gross margin for the three-month period ended June 24, 2000 decreased as a percentage of net sales from 32.2% to 31.8% due primarily to increased manufacturing overhead expenses for the Company's core products compared to the same period a year ago, including higher personnel costs, scrap and rework, incoming air freight, overtime and temporary warehouse costs. The increase in the OEM and

Multimedia gross profit this year reflects the contribution of the Company's Multimedia retail sales versus high start-up expenses a year ago for new OEM products.

Total operating expenses increased in absolute dollars while remaining relatively stable as a percentage of net sales during the three-month period ended June 24, 2000 as compared to the corresponding period a year ago. Selling and marketing expenses have increased primarily due to increased salaries and benefits relating to additional personnel and increased corporate advertising expenses compared to the same period a year ago. General and administrative expenses have also increased slightly due to increased salaries and benefits relating to additional personnel compared to the same three-month period a year ago. Engineering and development expenses have remained relatively stable in absolute dollars while decreasing as a percentage of net sales primarily due to lower consulting and outside service expenses during the period ended June 24, 2000.

Net interest expense has decreased in absolute dollars during the three-month period ended June 24, 2000 primarily due to a reduction in the Company's line of credit borrowings from $6.25 million to $6.0 million.

The Company's effective income tax rate decreased from 38.3% for the three-month period ended June 26, 1999 to 37.5% for the three-month period ended June 24, 2000 due to lower state income taxes.

Net income for the three-month period ended June 24, 2000 increased slightly from approximately $1,139,000 to $1,149,000 while diluted earnings per share increased from $.21 to $.23 per diluted share. The increase was primarily the result of the modest sales increase, as compared to the same period a year ago.

Liquidity and Capital Resources

During the first three months of Fiscal 2001, the Company financed its growth with cash generated by operations. As of June 24, 2000 the Company's working capital was approximately $24,236,000, a decrease of $592,000 since the end of Fiscal 2000. The decrease in working capital was primarily due to the repayment made on the Company's line of credit borrowings, as well as increases in accounts payable relating to inventory purchases. The Company's cash and cash equivalents were approximately $1,633,000 at June 24, 2000, an increase of $126,000 since March 25, 2000. Current liabilities increased by approximately $1,729,000 due to increases in accounts payable relating to the timing of payments and increased accrued income taxes. The Company has two lines of credit with two banking institutions totaling $26,500,000. At June 24, 2000 the Company had borrowings totaling $6,000,000 under its $25 million revolving credit agreement.

The Company believes that its current resources are adequate to meet its requirements for working capital and capital expenditures through Fiscal 2001.

Significant Customers

The Company's financial results for the three-month period ending June 24, 2000 include significant OEM sales of multimedia speaker systems to Gateway. The terms of these sales are governed by a Master Supply Agreement between Gateway and the Company dated July 19, 1999. This Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements; therefore, purchase orders by Gateway may fluctuate significantly from quarter to quarter over the terms of the agreement.

Based on information currently available from our OEM customer, the Company anticipates that our OEM sales should increase slightly during the fiscal year ending March 31, 2001. The loss of Gateway as a customer or any significant portion of orders from Gateway could have a material adverse affect on the Company's business, results of operations and financial condition. In addition, the Company also could be materially adversely affected by any substantial work stoppage or interruption of production at Gateway or if Gateway were to reduce or cease conducting operations.

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

         None

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  Exhibit 27.   - Financial Data Schedule

         b)       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 24, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BOSTON ACOUSTICS, INC.

                                     Registrant

Date:  August 7, 2000                By: s/ANDREW G. KOTSATOS
                                         --------------------
                                           Andrew G. Kotsatos
                                           Director, Chief Executive Officer
                                           and Treasurer

Date:  August 7, 2000                By: s/MOSES A. GABBAY
                                         -----------------
                                           Moses A. Gabbay
                                           Director and Chief Operating Officer

Date:  August 7, 2000                By: s/DEBRA A. RICKER-ROSATO
                                         ------------------------
                                           Debra A. Ricker-Rosato
                                           Vice President and
                                           Chief Accounting Officer