Form 10-Q
period 2000-09-30
BOSTON ACOUSTICS INC
filed 2000-11-14
CIK 805268

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------
                                    FORM 10-Q

(MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                  Yes [X]               No []

There were 5,082,464 shares of Common Stock issued and 4,909,864 shares outstanding as of November 10, 2000.

                             Boston Acoustics, Inc.

                                      INDEX


                                                                                  Page
                                                                                  ----
Part I:      Financial Information

      Item 1.     Financial Statements (Unaudited)

                  Consolidated Balance Sheets
                  March 25, 2000 and September 30, 2000                              4

                  Consolidated Statements of Income
                  Three months and Six Months ended September 25, 1999
                  and September 30, 2000                                             6

                  Consolidated Statements of Cash Flows
                  Six Months ended September 25, 1999 and
                  September 30, 2000                                                 7

                  Notes to Unaudited Consolidated Financial Statements               8

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                         11

Part II:     Other Information

                  Items 1 through 6                                                 15

                  Signatures                                                        16


                          PART I: FINANCIAL INFORMATION

                          Item 1: Financial Statements

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                     ASSETS

                                                         March 25, 2000         September 30, 2000
                                                         --------------         ------------------
Current Assets:

      Cash and cash equivalents                            $ 1,506,741            $ 1,472,969
      Accounts receivable, net of reserves of
        approximately $345,000
        and $369,000, respectively                          12,632,632             16,678,977
      Inventories                                           19,333,515             26,662,953
      Deferred income taxes                                  1,545,000              1,545,000
      Prepaid expenses and other current assets              1,151,536              1,279,946
                                                           -----------            -----------

         Total current assets                               36,169,424             47,639,845
                                                           -----------            -----------
Property and Equipment, at cost:

      Land                                                   1,815,755              1,815,755
      Building and improvements                              7,925,701              8,989,008
      Machinery and equipment                               13,517,432             14,600,850
      Office equipment and furniture                         4,131,718              4,501,153
      Motor vehicles                                           259,319                247,544
                                                           -----------            -----------
                                                            27,649,925             30,154,310
      Less-accumulated depreciation
         and amortization                                   12,035,891             13,673,466
                                                           -----------            -----------
                                                            15,614,034             16,480,844
                                                           -----------            -----------
Other Assets                                                 1,080,569              1,192,587
                                                           -----------            -----------

                                                           $52,864,027            $65,313,276
                                                           ===========            ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      March 25, 2000       September 30, 2000
                                                      --------------       ------------------
Current Liabilities:

 Accounts payable                                       $ 6,002,158            $10,310,173
 Accrued payroll and payroll-
      related expenses                                    2,148,272              2,353,651
 Dividends payable                                          417,201                417,201
 Other accrued expenses                                   1,171,200              1,341,923
 Accrued income taxes                                            --                546,467
 Current maturity of line of credit                       1,602,287              1,517,979
                                                        -----------            -----------

      Total current liabilities                          11,341,118             16,487,394
                                                        -----------            -----------
Line of credit, net of current portion                    4,850,000              9,600,000

Commitments

Shareholders' Equity:

Common stock, $.01 par value
      Authorized -- 8,000,000 shares
      Issued - 5,080,764                                     50,807                 50,807
Additional paid-in capital                                  918,534                918,534
Retained earnings                                        38,131,912             40,684,885
                                                        -----------            -----------
                                                         39,101,253             41,654,226
Less-Treasury stock, 172,500 shares, at cost              2,428,344              2,428,344
                                                        -----------            -----------

      Total shareholders' equity                         36,672,909             39,225,882
                                                        -----------            -----------

                                                        $52,864,027            $65,313,276
                                                        ===========            ===========



The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                        Three Months Ended                       Six Months Ended
                                                ----------------------------------      ----------------------------------
                                                September 25,        September 30,       September 25,       September 30,
                                                    1999                 2000                1999                 2000
                                                 (13 Weeks)           (14 Weeks)          (26 Weeks)           (27 Weeks)
                                                -------------        -------------      --------------       -------------
Net sales                                        $ 28,679,502        $ 34,584,146        $ 50,524,834        $ 57,407,174

Cost of goods sold                                 20,041,878          24,873,312          34,847,102          40,432,171
                                                 ------------        ------------        ------------        ------------

      Gross profit                                  8,637,624           9,710,834          15,677,732          16,975,003
                                                 ------------        ------------        ------------        ------------

Selling and
      marketing expenses                            2,694,756           3,360,317           5,215,929           6,069,056

General and
      administrative expenses                       1,296,701           1,238,455           2,396,524           2,492,848

Engineering and
      development expenses                          1,764,517           1,404,694           3,164,648           2,780,344
                                                 ------------        ------------        ------------        ------------

         Total operating expenses                   5,755,974           6,003,466          10,777,101          11,342,248
                                                 ------------        ------------        ------------        ------------

         Income from operations                     2,881,650           3,707,368           4,900,631           5,632,755

Interest income                                        22,330              20,403              46,646              39,620
Interest expense                                     (177,392)           (146,879)           (373,246)           (251,999)
                                                 ------------        ------------        ------------        ------------

         Income before provision
             for income taxes                       2,726,588           3,580,892           4,574,031           5,420,376

Provision for income taxes                          1,054,000           1,343,000           1,762,000           2,033,000
                                                 ------------        ------------        ------------        ------------

      Net income                                 $  1,672,588        $  2,237,892        $  2,812,031        $  3,387,376
                                                 ============        ============        ============        ============

Net income per share
      Basic                                      $        .33        $        .46        $        .56        $        .69
                                                 ============        ============        ============        ============
      Diluted                                    $        .31        $        .45        $        .54        $        .69
                                                 ============        ============        ============        ============

Weighted average common shares outstanding

         Basic                                      5,064,715           4,908,245           5,038,702           4,908,245
         Diluted                                    5,320,674           4,954,202           5,254,793           4,925,629

Dividends per share                              $       .085        $       .085        $        .17        $        .17
                                                 ============        ============        ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                  Six Months Ended
                                                                       ------------------------------------------
                                                                       September 25, 1999      September 30, 2000
                                                                       ------------------      ------------------
Cash flows from operating activities:
      Net income                                                          $ 2,812,031             $ 3,387,376
 Adjustments to reconcile net income to net cash
         provided by (used in) operating activities-
      Depreciation and amortization                                         1,631,016               1,639,585
      Changes in assets and liabilities, net of acquisition --
      Accounts receivable                                                    (942,372)             (4,046,345)
      Inventories                                                           2,542,977              (7,329,438)
      Prepaid expenses and other current assets                              (512,430)               (128,410)
      Accounts payable                                                        976,966               4,308,015
      Accrued payroll and other accrued expenses                              987,107                 376,102
      Accrued income taxes                                                   (357,592)                546,467
                                                                          -----------             -----------
         Net cash provided by (used in) operating activities                7,137,703              (1,246,648)
                                                                          -----------             -----------
Cash flows from investing activities:
      Purchases of property and equipment, net                             (2,037,992)             (2,504,385)
      Increase in other assets                                               (121,358)               (114,028)
                                                                          -----------             -----------
         Net cash used in investing activities                             (2,159,350)             (2,618,413)
                                                                          -----------             -----------
Cash flows from financing activities:
      Dividends paid                                                         (852,810)               (834,403)
      Proceeds from line of credit                                                ---               5,500,000
      Repayments of line of credit                                         (4,491,267)               (834,308)
      Proceeds from exercise of stock options                                 126,667                     ---
                                                                          -----------             -----------
         Net cash provided by (used in) financing activities               (5,217,410)              3,831,289
                                                                          -----------             -----------

Decrease in cash and cash equivalents                                        (239,057)                (33,772)

Cash and cash equivalents, beginning of period                              2,096,246               1,506,741
                                                                          -----------             -----------

Cash and cash equivalents, end of period                                  $ 1,857,189             $ 1,472,969
                                                                          ===========             ===========
Supplemental Disclosure of NonCash Financing Activities:
      Dividends payable                                                   $   431,736             $   417,201
                                                                          -----------             -----------
Supplemental Disclosure of Cash Flow Information:
      Cash paid for income taxes                                          $ 2,540,147             $ 1,548,500
                                                                          ===========             ===========
      Cash paid for interest                                              $   371,020             $   220,427
                                                                          ===========             ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

         The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and six-month periods ended September 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K for fiscal year ended March 25, 2000.

(2)  Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                             March 25, 2000    September 30, 2000
                                             --------------    ------------------
      Raw materials and work-in process        $10,547,363         $13,317,638
      Finished goods                             8,786,152          13,345,315
                                               -----------         -----------
                                               $19,333,515         $26,662,953
                                               ===========         ===========


         Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3)  Net Income Per Common Share

         Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options and warrants). For the three-month period ended September 30, 2000, there were 174,104 stock options, and for the six-month period there were 425,860 stock options that have been excluded from the weighted average number of common and dilutive shares outstanding as their effect would be anti-dilutive. For the three-month period ended September 25, 1999, there were 207,877 stock options, and for the six-month period there were 208,195 stock options that have been excluded from the weighted average number of common and dilutive shares outstanding as their effect would be anti-dilutive.

      A reconciliation of the number of shares used in the calculation of basic and diluted net income per share, is as follows:


                                               Three Months Ended                                Six Months Ended
                                       --------------------------------------           ---------------------------------
                                       September 25,           September 30,            September 25,       September 30,
                                           1999                    2000                       1999                2000
                                       --------------          --------------           -------------       -------------
      Weighted
        average common
        shares outstanding                5,064,715              4,908,245                  5,038,702             4,908,245

      Dilutive effect of
        assumed exercise of
        stock options and warrant           255,959                 45,957                    216,091                17,384
                                          ---------              ---------                  ---------             ---------

      Weighted average
        common shares
        outstanding assuming
        dilution                          5,320,674              4,954,202                  5,254,793             4,925,629
                                          =========              =========                  =========             =========


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


Three Months Ended September 30, 2000
-------------------------------------
                                                                                    OEM and
      Fiscal 2001                                           Core                   Multimedia                     Total
      -----------                                           ----                   ----------                     -----
      Net Sales                                         $15,546,388                $19,037,758                $34,584,146
                                                        ===========                ===========                ===========

      Gross profit                                      $ 5,491,318                $ 4,219,516                $ 9,710,834
                                                        ===========                ===========                ===========



Three Months Ended September 25, 1999
-------------------------------------
                                                                                   OEM and
      Fiscal 2000                                           Core                   Multimedia                     Total
      -----------                                           ----                   ----------                     -----
      Net Sales                                         $13,659,147                $15,020,355                $28,679,502
                                                        ===========                ===========                ===========

      Gross profit                                      $ 4,914,756                $ 3,722,868                $ 8,637,624
                                                        ===========                ===========                ===========



Six Months Ended September 30, 2000
-----------------------------------
                                                                                     OEM and
      Fiscal 2001                                          Core                     Multimedia                   Total
      -----------                                          ----                     ----------                   -----
      Net Sales                                         $28,957,720                 $28,449,454                $57,407,174
                                                        ===========                 ===========                ===========

      Gross profit                                      $10,317,094                 $ 6,657,909                $16,975,003
                                                        ===========                 ============               ===========



Six Months Ended September 25, 1999
-----------------------------------
                                                                                     OEM and
      Fiscal 2000                                          Core                     Multimedia                   Total
      -----------                                          ----                     ----------                   -----
      Net Sales                                         $26,566,627                 $23,958,207                $50,524,834
                                                        ===========                 ===========                ===========

      Gross profit                                      $10,099,393                 $ 5,578,339                $15,677,732
                                                        ===========                 ===========                ===========


(5) Significant Customers

      For the three-month periods ended September 30, 2000 and September 25, 1999, two customers represented approximately 59% and 61% of the Company's net sales respectively. The same two customers accounted for approximately 55% and 56% of the net sales for the six months ended September 30, 2000 and September 25, 1999 respectively.

(6) International Operations

      The Company maintains sales concentrations in Europe, Asia, and Canada in addition to distributing product through two foreign subsidiaries. Export sales accounted for approximately 14% of sales for the three-month periods ended September 30, 2000 and September 25, 1999, and approximately 15% for the six-month periods ended September 30, 2000 and September 25, 1999.

(7) Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting disclosure standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect adoption of this statement to have a material impact on its consolidated financial position or results of operations.

The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, in December 1999. The Company believes that the guidance provided in SAB No. 101 will not have a material impact on future operating results.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events during the period after December 15, 1998 but before the effective date. The Company expects that the adoption of this interpretation will not have any effect on the accompanying financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month and six-month periods ended September 25, 1999 and September 30, 2000 expressed as percentages of net sales.


                                                Three Months Ended                             Six Months Ended
                                     -------------------------------------         -------------------------------------
                                       September 25,         September 30,           September 25,          September 30,
                                           1999                    2000                 1999                    2000
                                         (13 Weeks)             (14 Weeks)            (26 Weeks)              (27 Weeks)
                                     ----------------        --------------        ------------------      -------------
Net sales                                  100.0%                 100.0%                    100.0%                 100.0%

Cost of goods sold                          69.9                   71.9                      69.0                   70.4
                                           -----                   ----                      ----                   ----

  Gross profit                              30.1                   28.1                      31.0                   29.6
                                           -----                   ----                      ----                   ----

Selling and marketing
         expenses                            9.4                    9.7                      10.3                   10.6

General & administrative
         expenses                            4.5                    3.6                       4.7                    4.4

Engineering & development
         expenses                            6.2                    4.1                       6.3                    4.8
                                           -----                  -----                     -----                  -----
                                            20.1                   17.4                      21.3                   19.8
                                           -----                  -----                     -----                  -----

  Income from operations                    10.0                   10.7                       9.7                    9.8

Interest income (expense), net              (0.5)                  (0.3)                     (0.6)                  (0.4)
                                           -----                  -----                     -----                  -----
  Income before provision for
   income taxes                              9.5                   10.4                       9.1                    9.4

Provision for income taxes                   3.7                    3.9                       3.5                    3.5
                                           -----                  -----                     -----                  -----

   Net income                                5.8%                   6.5%                      5.6%                   5.9%
                                           =====                  ======                    =====                  =====


Net sales increased approximately 21%, from $28,679,502 during the second quarter of Fiscal 2000 to $34,584,146 during the second quarter of Fiscal 2001. For the six months ended September 30, 2000 net sales increased approximately 14% from $50,524,834 during the second quarter of Fiscal 2000 to $57,407,174. The second quarter of Fiscal 2001 includes 14 weeks of sales and earnings compared to 13 weeks for the second quarter of Fiscal 2000. The overall sales increase included sales increases in both the Core and Multimedia segments of the business. The Core business increase during the three months ended September 30, 2000 was the result of $1.2 million back orders from the first quarter of Fiscal 2001 and new product introductions in our Core home entertainment product categories. The VR-MC center channel speaker system and the VR-MX surround speaker were introduced during the second quarter to compliment the VR-M50 and VR-M60 Monitor bookshelf speaker systems introduced last fiscal year. The VR-MC with a suggested retail of $600 each and the VR-MX with a suggested retail of $800 per pair are both available in cherry or black ash real wood veneer. The Lynnfield VR910 and VR920 high performance center channel speaker systems with suggested retails of $350 and $600 respectively have end caps shaped and colored to match the design of our Lynnfield VR900 series of floorstanding speakers and were introduced during the first quarter of Fiscal 2001. The Multimedia segment included increased sales of the BA265 two-piece speaker system introduced in June of the first quarter of Fiscal 2001 and available through our OEM customer, Gateway, Inc. ("Gateway"). In addition, during the second quarter the Company began shipments of the BA65 analog two-piece system to its Multimedia retail customers.

The Company's gross margin for the three-month and six-month periods ended September 30, 2000 decreased as a percentage of net sales due primarily to increased production expenses including those associated with the Company's efforts to fill the back orders in the early part of the second quarter.
These expenses included the hiring of temporary contract labor, as well as, increased overtime expenses. In addition, the Company experienced higher scrap, rework and warehousing costs as compared to the same period a year ago.

Total operating expenses increased in absolute dollars while decreasing as a percentage of net sales during both the three-month and six-month periods ended September 30, 2000. Selling and marketing expenses have increased in absolute dollars primarily due to increased salaries and benefits relating to additional personnel and increased advertising costs relating to both the Core and Multimedia retail segments. General and administrative expenses have remained relatively stable for the three-months ended September 30, 2000. The slight increase in general and administrative expenses for the six months ended September 30, 2000 is attributed to increased payroll related costs and insurance expense. Engineering and development expenses for the three-month and six-month periods ended September 30, 2000 have decreased in absolute dollars due primarily to lower consulting fees and lower outside service expenses as compared to the same periods a year ago.

Net interest expense has decreased in both absolute dollars and as a percentage of net sales during the three-month and six-month periods ended September 30, 2000 compared to the corresponding periods a year ago, despite an increase in the Company's line of credit borrowings during the second fiscal quarter from $6 million to $11 million.

The Company's effective income tax rate decreased to 37.5% for the three-month and six-month periods ended September 30, 2000 compared to 38.5% for the same periods a year ago due to lower state income taxes.

Net income for the second quarter increased from approximately $1,673,000 in Fiscal 2000 to approximately $2,238,000 in Fiscal 2001 while diluted earnings per share increased from $.31 to $.45 per share. Net income for the six-month period ended September 30, 2000 increased from approximately $2,812,000 in Fiscal 2000 to approximately $3,387,000 in Fiscal 2001, while diluted earnings per share for the six-month period increased from $.54 to $.69 per share. The increase in net income for the three and six-month periods ended September 30, 2000 is primarily the result of the increase in net sales, partially offset by an increase in cost of goods sold.

Liquidity and Capital Resources

During the first six months of Fiscal 2001, the Company financed its growth principally with net proceeds of approximately $4,700,000 from the Company's revolving line of credit. As of September 30, 2000 the Company's working capital was approximately $31,152,000, an increase of approximately $6,324,000 since the end of Fiscal 2000. The increase in working capital was primarily due to increases in inventory and accounts receivable which were partially offset by increased accounts payable balances and the borrowings on the Company's line of credit during the three-month period ending September 30, 2000. The Company's cash and cash equivalents were approximately $1,473,000 at September 30, 2000, a decrease of approximately $34,000 from March 25, 2000 primarily due to increased inventory levels, increased accounts receivable balances and increased building improvements. The Company's increased inventory levels were principally the result of increased Multimedia finished goods expected to ship during the Company's third fiscal quarter. The increase in the Company's accounts receivable balance is principally the result of the timing of payments by certain larger customers which were subsequently received after September 30, 2000. Current liabilities increased by approximately $5,100,000 primarily as a result of increases in accounts payable related to inventory purchases and other accrued expenses. Long term debt increased by $4,750,000 as a result of borrowings under the Company's line of credit. The Company has two lines of credit with two banking institutions totaling $26,500,000. The increase in borrowings is primarily the result of a temporary increase in accounts receivable and inventory as of September 30, 2000. At September 30, 2000 the Company had borrowings totaling $11,000,000 under its $25,000,000 revolving credit agreement.

The Company believes that its current resources are adequate to meet its requirements for working capital and capital expenditures through Fiscal 2001.

Significant Customers

The Company's financial results for the three-month and six-month periods ended September 30, 2000 include significant OEM sales of multimedia speaker systems to Gateway. The terms of these sales are governed by a Master Supply Agreement between Gateway and the Company dated July 19, 1999, which defines such issues as ordering and invoicing procedures, shipping charges, warranties, repair service support, product safety requirements, etc. This Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements; therefore, purchase orders by Gateway may fluctuate significantly from quarter to quarter over the terms of the agreement.

Based on information currently available from our OEM customer, the Company anticipates that our OEM sales should increase slightly during the fiscal year ending March 31, 2001 as compared to the fiscal year ended March 25, 2000. The loss of Gateway as a customer or any significant portion of orders from Gateway could have a material adverse affect on the Company's business, results of operations and financial condition. In addition, the Company also could be materially adversely affected by any substantial work stoppage or interruption of production at Gateway or if Gateway were to reduce or cease conducting operations.

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

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of the Shareholders of the Company held on August 8, 2000, shareholders acted affirmatively to elect nominees for directors proposed by management. Each Director is to serve until the next Annual Meeting of Shareholders and thereafter until his/her successor is elected and qualified.


         Nominee                                 Votes "For"       Votes "Withheld"
         -------                                 ----------        ---------------
         Andrew G. Kotsatos                      4,254,351            29,661
         Moses A. Gabbay                         4,244,026            39,986
         George J. Markos                        4,249,851            34,161
         Lisa M. Mooney                          4,253,951            30,061


         Shareholders also voted to ratify the action of the Directors in selecting Arthur Andersen LLP as auditors of the Company. A total of 4,270,077 votes were cast in favor of the proposal, 4,875 votes were cast against, and there were 9,060 abstentions.

Item 5.  OTHER INFORMATION

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits

               Exhibit 27 -- Financial Data Schedule

         b)    Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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


                                           Boston Acoustics, Inc.
                                           ----------------------
                                           Registrant




Date:  November 13, 2000                   By: /s/ Andrew G. Kotsatos
                                               ---------------------
                                                   Andrew G. Kotsatos
                                                   Director, Chief Executive
                                                   Officer and Treasurer


Date:  November 13, 2000                   By: /s/ Moses A. Gabbay
                                               ------------------
                                                   Moses A. Gabbay
                                                   Director and Chief Operating
                                                   Officer


Date:  November 13, 2000                   By: /s/ Debra A. Ricker-Rosato
                                               --------------------------
                                                   Debra A. Ricker-Rosato
                                                   Vice President and
                                                   Chief Accounting Officer

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


                                           Boston Acoustics, Inc.
                                           ----------------------
                                           Registrant


Date:  November 13, 2000                   By:
                                               -------------------------------
                                               Andrew G. Kotsatos
                                               Director, Chief Executive Officer
                                               and Treasurer


Date:  November 13, 2000                   By:
                                               -------------------------------
                                               Moses A. Gabbay
                                               Director and Chief Operating
                                               Officer


Date:  November 13, 2000                   By:
                                               -------------------------------
                                               Debra A. Ricker-Rosato
                                               Vice President and
                                               Chief Accounting Officer