Form 10-Q
period 2000-12-30
BOSTON ACOUSTICS INC
filed 2001-02-13
CIK 805268

--------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------
                                    FORM 10-Q

(MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 30, 2000
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                                     Yes [x]   No [ ]

There were 5,102,914 shares of Common Stock issued and 4,930,414 shares outstanding as of February 9, 2001.
--------------------------------------------------------------------------

                             Boston Acoustics, Inc.

                                      INDEX


                                                                           PAGE
                                                                           ----

Part I: Financial Information

     Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets
             March 25, 2000 and December 30, 2000                             4

             Consolidated Statements of Income
             Three months and Nine Months ended December 25, 1999
             and December 30, 2000                                            6

             Consolidated Statements of Cash Flows
             Nine Months ended December 25, 1999 and
             December 30, 2000                                                7

             Notes to Unaudited Consolidated Financial Statements             8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             11


Part II:     Other Information

             Items 1 through 6                                               14

             Signatures                                                      15

                          PART I: FINANCIAL INFORMATION

                          Item 1: Financial Statements

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                     ASSETS

                                              MARCH 25, 2000   DECEMBER 30, 2000
                                              --------------   -----------------
Current Assets:

  Cash and cash equivalents                      $ 1,506,741       $ 1,925,532
  Accounts receivable, net of reserves of
    approximately $345,000
    and $471,000, respectively                    12,632,632        17,020,667
  Inventories                                     19,333,515        31,100,166
  Deferred income taxes                            1,545,000         1,545,000
  Prepaid expenses and other current assets        1,151,536           891,024
                                                 -----------       -----------

      Total current assets                        36,169,424        52,482,389
                                                 -----------       -----------

Property and Equipment, at cost:

  Land                                             1,815,755         1,815,755
  Building and improvements                        7,925,701         8,821,176
  Machinery and equipment                         13,517,432        14,712,852
  Office equipment and furniture                   4,131,718         4,660,474
  Motor vehicles                                     259,319           271,197
                                                 -----------       -----------
                                                  27,649,925        30,281,454
  Less-accumulated depreciation
    and amortization                              12,035,891        14,570,992
                                                 -----------       -----------

                                                  15,614,034        15,710,462
                                                 -----------       -----------

Other Assets                                       1,080,569         1,206,820
                                                 -----------       -----------



                                                 $52,864,027       $69,399,671
                                                 ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                              MARCH 25, 2000   DECEMBER 30, 2000
                                              --------------   -----------------
Current Liabilities:

Accounts payable                                $ 6,002,158        $11,599,383
Accrued payroll and payroll-
  related expenses                                2,148,272          1,916,704
Dividends payable                                   417,201            418,701
Other accrued expenses                            1,171,200          1,429,469
Current maturity of line of credit                1,602,287          1,509,634
                                                -----------        -----------




     Total current liabilities                   11,341,118         16,873,891
                                                -----------        -----------

Line of credit, net of current portion            4,850,000         11,600,000
                                                -----------        -----------

Commitments

Shareholders' Equity:

Common stock, $.01 par value
  Authorized -- 8,000,000 shares
  Issued -- 5,080,764 and 5,102,914 shares at
    March 25, 2000 and
    December 30, 2000, respectively                  50,807             51,029
Additional paid-in capital                          918,534          1,206,262
Retained earnings                                38,131,912         42,096,833
                                                -----------        -----------
                                                 39,101,253         43,354,124
Less--Treasury stock, 172,500 shares, at cost     2,428,344          2,428,344
                                                -----------        -----------

     Total shareholders' equity                  36,672,909         40,925,780
                                                -----------        -----------

                                                $52,864,027        $69,399,671
                                                ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 ------------------              ------------------
                                             December 25,   December 30,     December 25,   December 30,
                                                 1999          2000             1999           2000
                                              (13 WEEKS)     (13 WEEKS)       (39 WEEKS)     (40 WEEKS)
                                             ------------   ------------     ------------   ------------

Net sales                                     $30,567,062    $33,682,164      $81,091,896    $91,089,338

Cost of goods sold                             20,158,335     24,152,821       55,005,437     64,584,992
                                              -----------    -----------      -----------    -----------
  Gross profit                                 10,408,727      9,529,343       26,086,459     26,504,346
                                              -----------    -----------      -----------    -----------
Selling and
  marketing expenses                            3,003,881      3,663,246        8,219,810      9,732,302

General and
  administrative expenses                       1,207,442      1,522,588        3,603,966      4,015,436

Engineering and
  development expenses                          1,478,941      1,233,136        4,643,589      4,013,480
                                              -----------    -----------      -----------    -----------

    Total operating expenses                    5,690,264      6,418,970       16,467,365     17,761,218
                                              -----------    -----------      -----------    -----------

    Income from operations                      4,718,463      3,110,373        9,619,094      8,743,128

Interest income                                    18,821         26,649           65,467         66,269
Interest expense                                 (173,353)      (207,374)        (546,599)      (459,373)
                                              -----------    -----------      -----------    -----------

  Income before provision
    for income taxes                            4,563,931      2,929,648        9,137,962      8,350,024

Provision for income taxes                      1,764,000      1,099,000        3,526,000      3,132,000
                                              -----------    -----------      -----------    -----------

  Net income                                  $ 2,799,931    $ 1,830,648      $ 5,611,962    $ 5,218,024
                                              ===========    ===========      ===========    ===========

Net income per share
  Basic                                       $       .55    $       .37      $      1.11    $      1.06
                                              ===========    ===========      ===========    ===========
  Diluted                                     $       .51    $       .36      $      1.05    $      1.05
                                              ===========    ===========      ===========    ===========

Weighted average common shares outstanding

  Basic                                         5,048,868      4,918,471        5,042,091      4,911,568
  Diluted                                       5,448,015      5,017,045        5,339,945      4,950,456

Dividends per share                           $      .085    $      .085      $      .255    $      .255
                                              ===========    ===========      ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                        -----------------
                                                             DECEMBER 25, 1999   DECEMBER 30, 2000
                                                             -----------------   -----------------
Cash flows from operating activities:
  Net income                                                    $  5,611,962       $  5,218,024
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities-
  Depreciation and amortization                                    2,192,365          2,538,116
  Changes in assets and liabilities, net of acquisition --
  Accounts receivable                                             (4,630,960)        (4,388,035)
  Inventories                                                      2,716,184        (11,766,651)
  Prepaid expenses and other current assets                         (604,002)           260,512
  Accounts payable                                                 4,723,336          5,597,225
  Accrued payroll and other accrued expenses                         888,448             26,701
  Accrued income taxes                                              (357,571)               ---
                                                                -------------      ------------
         Net cash provided by (used in) operating activities      10,539,762         (2,514,108)
                                                                -------------      ------------

Cash flows from investing activities:
  Purchases of property and equipment, net                        (2,745,903)        (2,631,529)
  Increase in other assets                                          (239,824)          (129,266)
                                                                -------------      ------------
    Net cash used in investing activities                         (2,985,727)        (2,760,795)
                                                                -------------      ------------
Cash flows from financing activities:
  Dividends paid                                                  (1,284,546)        (1,251,603)
  Purchase of treasury stock                                      (1,277,719)               ---
  Proceeds from line of credit                                           ---          8,500,000
  Repayments of line of credit                                    (5,438,795)        (1,842,653)
  Proceeds from exercise of stock options                            146,167            287,950
                                                                -------------      ------------
Net cash provided by (used in) financing activities               (7,854,893)         5,693,694
                                                                -------------      ------------

Increase (Decrease) in cash and cash equivalents                    (300,858)           418,791

Cash and cash equivalents, beginning of period                     2,096,246          1,506,741
                                                                -------------      ------------
Cash and cash equivalents, end of period                        $  1,795,388       $  1,925,532
                                                                -------------      ------------
Supplemental Disclosure of NonCash Financing Activities:
  Dividends payable                                             $    424,342       $    418,701
                                                                -------------      ------------
Supplemental Disclosure of Cash Flow Information:
  Cash paid for income taxes                                    $  4,259,871       $  2,684,500
                                                                -------------      ------------
  Cash paid for interest                                        $    531,446       $    447,321
                                                                =============      ============



The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and nine-month periods ended December 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K for fiscal year ended March 25, 2000.

(2) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                             MARCH 25, 2000   DECEMBER 30, 2000
                                             --------------   -----------------
     Raw materials and work-in-process        $10,547,363         $11,384,627
     Finished goods                             8,786,152          19,715,539
                                              -----------         -----------
                                              $19,333,515         $31,100,166
                                              ===========         ===========

     Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3) Net Income Per Common Share

     Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options). For the three-month period ended December 30, 2000, there were 81,334 stock options, and for the nine-month period there were 219,897 stock options that have been excluded from the weighted average number of common and dilutive shares outstanding as their effect would be anti-dilutive. For the three-month period ended December 25, 1999, there were 361,917 stock options, and for the nine-month period there were 212,768 stock options that have been excluded from the weighted average number of common and dilutive shares outstanding as their effect would be anti-dilutive.

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share, is as follows:

                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                 ------------------               -----------------
                             December 25,   December 30,     December 25,   December 30,
                                1999           2000             1999           2000
                             ------------   ------------     ------------   ------------

Weighted
  average common
  shares outstanding            5,048,868      4,918,471        5,042,091      4,911,568

Dilutive effect of
  assumed exercise of
  stock options and warrant      399,147          98,574          297,854         38,888
                              -----------    -----------      -----------     -----------

Weighted average
  common shares
  outstanding assuming
  dilution                     5,448,015       5,017,045        5,339,945       4,950,456
                              ===========    ===========      ===========     ===========

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

THREE MONTHS ENDED DECEMBER 30, 2000
------------------------------------
                                                            OEM and
  FISCAL 2001                                CORE          MULTIMEDIA         TOTAL
  -----------                                ----          ----------         -----

    Net Sales                            $16,649,964       $17,032,200     $33,682,164
                                         ===========       ===========     ===========

    Gross profit                         $ 5,462,352       $ 4,066,991     $ 9,529,343
                                         ===========       ===========     ===========

THREE MONTHS ENDED DECEMBER 25, 1999
------------------------------------

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
                                         ===========       ===========     ===========

NINE MONTHS ENDED DECEMBER 30, 2000
-----------------------------------
                                                            OEM and
  FISCAL 2001                                CORE          MULTIMEDIA         TOTAL
  -----------                                ----          ----------         -----
    Net Sales                            $45,607,684       $45,481,654     $91,089,338
                                         ===========       ===========     ===========

    Gross profit                         $15,779,446       $10,724,900     $26,504,346
                                         ===========       ===========     ===========

NINE MONTHS ENDED DECEMBER 25, 1999
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
                                         ===========       ===========     ===========

(5) Significant Customers

     For the three-month periods ended December 30, 2000 and December 25, 1999, two customers represented approximately 60% and 52% of the Company's net sales, respectively. The same two customers accounted for approximately 57% and 54% of the net sales for the nine months ended December 30, 2000 and December 25, 1999 respectively.

(6) International Operations

     The Company maintains sales concentrations in Europe, Asia, and Canada in addition to distributing product through two foreign subsidiaries. Export sales accounted for approximately 20% and 16% of sales for the three-month periods ended December 30, 2000 and December 25, 1999, respectively. For the nine-month periods ended December 30, 2000 and December 25, 1999, export sales accounted for 17% and 16%, respectively.

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

     The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition, in December 1999. The adoption of SAB No. 101 did not have a material impact on the Company's operating results.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25 in certain situations, as defined. The Interpretation is effective July 1, 2000, but covers certain events during the period after December 15, 1998 but before the effective date. The adoption of this interpretation did not have any effect on the accompanying financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month and nine-month periods ended December 25, 1999 and December 30, 2000 expressed as percentages of net sales.

                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                 ------------------               -----------------
                             December 25,   December 30,     December 25,   December 30,
                                1999           2000             1999           2000
                              (13 WEEKS)     (13 WEEKS)       (39 WEEKS)      (40 WEEKS)
                             ------------   ------------     ------------   ------------

Net sales                      100.0%         100.0%           100.0%         100.0%

Cost of goods sold              65.9           71.7             67.8           70.9
                               ------         ------           ------         ------
  Gross profit                  34.1           28.3             32.2           29.1
                               ------         ------           ------         ------
Selling and marketing
     Expenses                    9.8           10.9             10.1           10.7

General & administrative
     Expense                     4.0            4.5              4.5            4.4

Engineering & development
     Expenses                    4.8            3.7              5.7            4.4
                               ------         ------           ------         ------
                                18.6           19.1             20.3           19.5
                               ------         ------           ------         ------
  Income from operations        15.5            9.2             11.9            9.6

Interest income (expense), net  (0.6)          (0.5)            (0.6)          (0.4)
                               ------         ------           ------         ------

  Income before provision for
  income taxes                  14.9            8.7             11.3            9.2

Provision for income taxes       5.8            3.3              4.4            3.5
                               ------         ------           ------         ------
  Net income                     9.1%           5.4%             6.9%           5.7%
                               ======         ======           ======         ======

Net sales for the third quarter increased 10%, from approximately $30,567,000 last year to approximately $33,682,000 for the current fiscal period. For the nine-month period ended December 30, 2000, net sales increased 12% from approximately $81,092,000 during Fiscal 2000 to approximately $91,089,000. The nine-month period ended December 30, 2000 includes 40 weeks of sales and earnings compared to 39 weeks for the corresponding nine-month period last fiscal year. The sales increase for the three-month period ended December 30, 2000 was the result of increased sales in the OEM and Multimedia segment which offset a decrease in the Core business segment compared to the same period a year ago. The Core business was impacted during December 2000 from the slowdown in U.S. retail sales, and while the OEM/Multimedia sales increased, the increase was below original expectations. The increased sales of the

OEM and Multimedia segment resulted primarily from sales of the BA265 two-piece speaker system introduced in June of the first quarter of Fiscal 2001 and available only through our OEM customer, Gateway, Inc. ("Gateway"). The Core business included the replacement of the CX line of car speakers with the introduction of the FX Series. The new FX Series includes nine models ranging from $69.95 per pair to $139.95 per pair MSRP.

The Company's gross margin for the three-month and nine-month periods ended December 30, 2000 decreased as a percentage of net sales as compared to corresponding periods in the prior fiscal year due primarily to increased production expenses including those associated with the Company's efforts to complete the fulfillment of back orders experienced during the first quarter of Fiscal 2001. These expenses included the hiring of temporary contract labor, as well as increased overtime expenses. In addition, the Company experienced higher scrap, freight, rework and warehousing costs as compared to the same periods a year ago. The Company has now implemented changes to improve production efficiency by eliminating temporary contract labor, reducing our work force and minimizing overtime expenses. Gross margins were also negatively impacted by the sales mix as the OEM/Multimedia segment of sales, which have lower gross margins, represented a larger portion of total net sales in Fiscal 2001 as compared to Fiscal 2000.

Total operating expenses increased in absolute dollars during both the three-month and nine-month periods ended December 30, 2000. Selling and marketing expenses have increased in absolute dollars primarily due to increased salaries and benefits relating to additional personnel and increased advertising costs relating to both the Core and Multimedia retail segments. The increase in absolute dollars of general and administrative expenses for both the three-month and nine-month period ended December 30, 2000 can be attributed to increased payroll related costs and additional insurance costs. Engineering and development expenses for the three-month and nine-month periods ended December 30, 2000 have decreased in both absolute dollars and as a percentage of net sales due primarily to lower payroll-related costs, consulting fees and reduced expenses relating to outside services as compared to the same periods a year ago.

Net interest expense has increased in absolute dollars during the three-month period ended December 30, 2000 compared to the corresponding period a year ago due to an increase in the Company's line of credit borrowings resulting from the increased inventory levels during the quarter. During the nine-month comparative period net interest expense has remained relatively stable as a percentage of net sales.

The Company's effective income tax rate decreased to 37.5% for the three-month and nine-month periods ended December 30, 2000 compared to 38.6% for the same periods a year ago due to lower state income taxes, and a larger percentage of international sales.

Net income for the third quarter decreased from approximately $2,800,000 in Fiscal 2000 to approximately $1,831,000 in Fiscal 2001 while diluted earnings per share decreased from $.51 to $.36 per share. Net income for the nine-month period ended December 30, 2000 decreased from approximately $5,612,000 in Fiscal 2000 to approximately $5,218,000 in Fiscal 2001, while diluted earnings per share for both nine-month periods remained unchanged at $1.05 per share. The decrease in net income for the three and nine-month periods ended December 30, 2000 is primarily the result of the increase in production related expenses during the three-month period ended December 30, 2000 resulting in an increase in cost of goods sold.

Liquidity and Capital Resources

During the first nine months of Fiscal 2001, the Company financed its growth principally with net proceeds of approximately $6,657,000 from the Company's revolving line of credit. As of December 30, 2000 the Company's working capital was approximately $35,608,000, an increase of approximately $10,780,000 since the end of Fiscal 2000. The increase in working capital was primarily due to increases in inventory and accounts receivable that were partially offset by increased accounts payable balances. The Company's cash and cash equivalents were approximately $1,926,000 at December 30, 2000, an increase of approximately $419,000 from March 25, 2000 primarily due to increased borrowings from the line of credit. The Company's increased inventory levels were the consequences of disappointing sales in both the Core and OEM segments of the business: $2.2 million of additional Core finished goods and $8.9 million of additional Multimedia products. The Company's increased accounts receivable balance is mainly the result of the timing of payments by certain larger customers, which were subsequently received after December 30, 2000. Current liabilities increased by approximately $5,500,000 primarily as a result of increased accounts payable related to inventory purchases and other accrued expenses. Long term debt increased by $6,750,000 as a result of borrowings under the Company's line of credit. The Company has two lines of credit with two banking institutions totaling $26,500,000. The increase in borrowings is primarily the result of a temporary increase in accounts receivable and inventory as of December 30, 2000.

The Company believes that its current resources are adequate to meet its requirements for working capital and capital expenditures for the foreseeable future.

Significant Customers

The Company's financial results for the three-month and nine-month periods ended December 30, 2000 include significant OEM sales of multimedia speaker systems to Gateway. The terms of these sales are governed by a Master Supply Agreement between Gateway and the Company dated July 19, 1999, which defines such issues as ordering and invoicing procedures, shipping charges, warranties, repair service support, product safety requirements, etc. This Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements; therefore, purchase orders by Gateway may fluctuate significantly from quarter to quarter.

Based on information currently available from our OEM customer, the Company anticipates that our OEM sales will be flat for the quarter ending March 31, 2001 as compared to the quarter ended March 25, 2000. The loss of Gateway as a customer or any significant portion of orders from Gateway could have a material adverse affect on the Company's business, results of operations and financial condition. In addition, the Company also could be materially adversely affected by any substantial work stoppage or interruption of production at Gateway or if Gateway were to reduce or cease conducting operations.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers, or employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations, and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products, the rate of growth in the audio industry; the presence of competitors with greater technical marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving consumer demands; capacity and supply constraints or difficulties; and the Company's ability to successfully integrate new operations. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99 of the Company's Form 8-K filed on July 18, 1996.

                           PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None

Item 2. CHANGES IN SECURITIES

        None

Item 3. DEFAULTS UPON SENIOR SECURITIES

        None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

Item 5. OTHER INFORMATION

        None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended December 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BOSTON ACOUSTICS, INC.
                                       Registrant




Date:  February 9, 2001                By: /S/ANDREW G. KOTSATOS
                                          -----------------------
                                           Andrew G. Kotsatos
                                           Director, Chief Executive Officer
                                           and Treasurer




Date:  February 9, 2001                By: /S/MOSES A. GABBAY
                                          -----------------------
                                          Moses A. Gabbay
                                          Director, President and
                                          Chief Operating Officer




Date:  February 9, 2001                By: /S/DEBRA A. RICKER-ROSATO
                                          --------------------------
                                           Debra A. Ricker-Rosato
                                           Vice President and
                                           Chief Accounting Officer