Form 10-K
period 2001-03-31
BOSTON ACOUSTICS INC
filed 2001-06-29
CIK 805268

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   ---------
                                   FORM 10-K

(MARK ONE)

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 2001
                                      OR
              [_] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO ___________

                          Commission File No. 33-9875
                            ----------------------
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

                                                Yes [X]           No [_]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $33,353,957 as of June 27, 2001.

There were 4,929,295 shares of Common Stock issued and outstanding as of June 27, 2001.
-------------------------------------------------------------------------------
                   DOCUMENTS INCORPORATED BY REFERENCE

(1) Registrant's Annual Report to Stockholders for the fiscal year ended March 31, 2001 (Part II, Items 5, 6, 7, 8 and Part III, 14 (a)(1))
(2) Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on August 14, 2001 (Part IV, Items 10, 11, 12 and 13)

                            BOSTON ACOUSTICS, INC.

Securities and Exchange Commission
  Item Number and Description                                       Page
------------------------------------                                ----
                       PART I

ITEM  1.       Business                                                1

ITEM  2.       Properties                                              8

ITEM  3.       Legal Proceedings                                       8

ITEM  4.       Submission of Matters to a Vote of Security Holders     8

                       PART II

ITEM  5.       Market for Registrant's Common Equity
               and Related Stockholder Matters                         9

ITEM  6.       Selected Financial Data                                 9

ITEM  7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9

ITEM  8.       Financial Statements and Supplementary Data             9

ITEM  9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                     9

                       PART III

ITEM 10.       Directors and Executive Officers of the Registrant     10

ITEM 11.       Executive Compensation                                 10

ITEM 12.       Security Ownership of Certain Beneficial
               Owners and Management                                  10

ITEM 13.       Certain Relationships and Related Transactions         10

                       PART IV

ITEM 14.       Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                    11

SIGNATURES                                                            14

INDEX TO FINANCIAL STATEMENT SCHEDULES                               F-1

Inasmuch as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the Registrant's best good faith estimate for purposes of this Annual Report on Form 10-K, and the Registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon $10.210, the price at which the Common Stock was last sold on June 27, 2001 as reported by The Nasdaq Stock Market. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant's Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

                                     PART I



ITEM 1. BUSINESS

Boston Acoustics, Inc. (the "Company") engineers, manufactures and markets moderately-priced, high-quality audio systems for use in home audio and video entertainment systems, in after-market automotive audio systems and in multimedia computer environments. The Company believes that its products deliver better sound quality than other comparably priced audio systems. Most of the Company's products are assembled by the Company from purchased components, although certain automotive speakers are manufactured by others according to Company specifications. All of the Company's products and subassemblies, including those supplied by outside sources, have been designed by the Company's engineering department. Boston Acoustics' speakers are marketed nationwide through selected audio and audio-video specialty dealers and through distributors in many foreign countries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations" which is included in the Company's 2001 Annual Report which is filed as Exhibit 13 hereto.

The Company was organized as a Massachusetts corporation in 1979 by Andrew G. Kotsatos and former Chief Executive Officer, Francis L. Reed, who passed away in November 1996. Its principal executive offices and manufacturing facilities are located at 300 Jubilee Drive, Peabody, Massachusetts.

PRODUCTS

The Company has determined it has two reportable business industry segments:
Core, and original equipment manufacturer (OEM) and Multimedia.  Prior to Fiscal
1998, the Company operated as a single segment.   The Company's reportable
segments are strategic business units that sell the Company's products to distinct distribution channels. Both segments derive their revenues from the sale of audio systems. They are managed separately because each segment requires distinct selling and marketing strategies, as the class of customers within each segment is different. Each business segment has distinct product lines as discussed below.

The Home Loudspeaker line consists of four bookshelf models currently ranging in price from $150 to $400 per pair, four floor-standing systems currently priced from $500 to $1,600 per pair, two home theater subwoofer/satellite systems currently priced at $700 and $1,000 per system, and four powered subwoofers priced at $300, $450, $700, and $1,200. Additional products for the home theater market include five different center-channel speakers currently ranging in price from $200 to $600 each and three diffuse-field surround speakers ranging in price from $200 to $800 per pair. The Company also produces magnetically shielded versions of most of its models and produces four indoor/outdoor speaker systems (Voyager(R) Voyager 2, Voyager Pro, and Grand Voyager) priced from $220 to $700 per pair. The Company also produces the DigitalTheater(TM) 6000 and DigitalTheater(TM) 7000, complete digital home theater sound systems priced at $600 and $1,000 respectively.

The Designer Series line is a collection of speaker systems engineered for flush mounting in the walls or ceilings of homes, businesses and recreational vehicles. There are eleven models in the Designer Series line with prices currently ranging from $130 to $500 per pair.

The Automotive Series consists of 45 models of after-market automotive speakers with prices currently ranging from $70 to $750 per pair. The automotive line includes high-quality full-range replacement speakers, sophisticated component systems, and subwoofers. The component systems permit flexible speaker placement and provide sound rivaling that of fine home speakers. The automotive line includes the FS Series, the FX Series, the Boston Rally(R) RC Series of component speakers, the Boston Rally RX Coaxial Series, the Competitor Series subwoofer and enclosure systems, the Generator Series subwoofers, the Boston Rally RM Series, and the premium performance ProSeries speaker systems.

The Multimedia category of products which are sold through the Company's independent retailers, through business arrangements with several leading distributors and computer retailers, and via a direct Internet-based sales channel currently consists of five high performance powered subwoofer/satellite speaker systems for computing environments and are priced from $30 to $300 per system. The OEM sales of Multimedia speaker systems sold to Gateway, Inc. ("Gateway"), a leading global direct marketer of PC products, include the BA65 powered two-piece system, the Digital BA735 subwoofer/satellite system and the BA7500 thin panel audio system designed for desktop theater applications such as DVDs and PC games. These products are available either as a component of certain pre-configured computer systems offered by Gateway, or as an upgrade option on those configurations that do not include Boston Acoustics' products as standard.

NEW PRODUCTS

In Fiscal 2001, as in previous years, Boston met the challenges of the changing marketplace with new systems for all of our target markets. These new products, described below, are intended to supplement or replace those products which have matured, to increase penetration into current markets, and to gain footholds in new markets.

Fiscal 2001 saw the Company's introduction of four, 5x7" after-market automotive speaker models, the RC820, FS80, RX87 and FX8.

The RC820 two-way component system features a 1-inch Kortec(TM) Neo 3r tweeter, a system-specific crossover, and a heat sink-cooled woofer. With a suggested retail of $330 per pair, RC820s are perfectly suited for 5x7" factory cutouts, custom installations, or as a premium upgrade path for existing car audio systems. In addition to the RC820, the Company also introduced three, two-way systems, RC620, RC520 and RC420 with 6.5-inch, 5-inch and 4-inch woofers respectively. They are priced as follows: $300 per pair for the RC620 and the RC520 and $280 per pair for the RC420. Boston Rally systems come with upgrade capability built into their design. Also new from Boston Acoustics, the Neo 3r Ambient Tweeter System (available separately, $140 per pair) can be added to any of the new Boston Rally component systems to further improve the imaging and sound stage.

Along with the introduction of the FS80, 5x7" speaker, the Company introduced two additional FS component speakers, the FS60 and FS50. Priced at $230 per pair, the FS80 with a 5x7-inch elliptical woofer, offers considerably more SPL-pushing surface area than a standard 6-inch cone. Its pair of FS Kortec tweeters provides smooth, clean highs. The FS60 is a 2-way component set-up with 3/4-inch Kortec tweeters and 6-inch woofers that retails at $220 per pair. The FS50, a 5-inch FS component system, with dual 3/4-inch Kortec tweeters also retails at $220 per pair.

The RX87, 5x7" speaker, priced at $160 per pair utilizes the same magnet structure as the RC820 component series woofer with a centrally mounted 3/4" copolymer tweeter.

In addition to the FX8, 5x7" speaker, the Company introduced an entire line of FX coaxial speakers: FX3, FX4, FX5, FX6, FX7, FX7e, FX9/2/ and FX9/3/. The FX8, priced at $120 per pair, offers a powerful woofer with a large motor structure, copolymer cones and butyl rubber surrounds, and a 3/4" copolymer tweeter with a neodymium magnet and ferrofluid cooling. With copolymer cones, rubber butyl surrounds, and 3/4" tweeters, the FX coaxials deliver the Boston Sound in a simple "drop-in" design for any make and model. The FX series is priced as follows: FX3 (3 1/2-inch), $70 per pair; FX4 (4-inch), $80 per pair; FX5 (5-inch), $100 per pair; FX6 (6-inch), $120 per pair; FX7 (4x6-inch), $80 per pair; FX7e (4x6-inch DIN size), $80 per pair; FX9/2/ (two-way, 6x9-inch), $120 per pair and FX9/3/ (three-way, 6x9-inch), $140 per pair.

Boston's award-winning CR series also received attention this year with the introduction of its completely redesigned bookshelf speakers. The CR85, CR75, CR65, CR55 and the CRC center channel were designed for use in a multitude of locations in the home. Every CR speaker features a rigid cabinet designed with interlocking polymer posts that reduce cabinet vibrations and improve sonic performance. The CR85 retails at $400 per pair; CR75, $300 per pair; CR65, $200 per pair; CR55, $150 per pair, and the CRC retails at $200.

The Company added three new products to its highly regarded reference line of home products. The new VR-MC center channel, VR-MX surround channels and VR-M/EX rear center channel complete the package for home theatre speakers. The VR-MC center channel with its accurate, wide-range response delivers clear dialog and dynamic on-screen sound effects with unmatched clarity and articulation and retails for $600. The VR-MX, voiced to match all VR-M and VR systems, retails at $800 per pair. The VR-M/EX rear center speaker, with dual VR tweeters and active 5 1/4-inch bass drivers retails for $430.

During Fiscal 2001, the Company also launched its first entry-level speaker system for computers. The BA65 is a powered two-piece system that performs nearly as well as our more expensive multimedia products but sells for only $30. The Company now offers a complete line of "good, better and best" multimedia products for OEM and retail channels.

ENGINEERING AND DEVELOPMENT

The Company's engineering and development department is actively engaged in the development of new products and manufacturing processes, the improvement of existing products and the research of new materials for use in the Company's products. The Company designs all of its products and subassemblies, including those supplied by outside sources.

The Company's engineering and development staff includes 53 full-time employees and three outside consultants. During fiscal years 1999, 2000 and 2001, the Company spent approximately $5,106,000, $5,936,000 and $5,316,000 respectively, for engineering and development.

MARKETING

The Company employs 25 salespersons and retains 18 manufacturer's representatives who service the Company's dealer network. In addition, the Company retains the services of two freelance public relations consultants (one in the United States, one in Europe) to assist in the professional promotion of the Company and its products. Boston Acoustics' home audio, Designer Series (in wall/in ceiling models) and outdoor speaker products are distributed in the United States and Canada through approximately 605 selected audio or audio specialist retailers, some of whom have multiple outlets. The Company's car audio products are sold through approximately 403 similarly specialized retailers, some of whom also sell the Company's home audio products. The Company's dealers usually stock and sell a broad range of audio products including, in most cases, the Company's competitor's products. The Company seeks dealers who emphasize quality products and who are knowledgeable about the products they sell. The Company's Multimedia products are sold through an OEM agreement with Gateway, through the Company's retailers, through business arrangements with several leading distributors and computer retailers, and via a direct Internet-based sales channel (www.bostonacoustics.com). During the fiscal year ended March 31, 2001, one customer accounted for 46% of net sales.

Boston Acoustics' products are also exported to dealers in Canada and sold through exclusive distributors in over 50 foreign countries, primarily in Europe, Asia/Pacific and South/Central America. Export sales accounted for approximately 14% of net sales in Fiscal 1999, 17% in Fiscal 2000 and 17% in Fiscal 2001. See also Note 6 to Consolidated Financial Statements incorporated herein by reference, pursuant to Part II, Item 8.

The Company emphasizes the high performance-to-price ratio of its products in its advertising and promotion. Boston Acoustics believes that specialty retailers can be effective in introducing retail customers to the high dollar value of the Company's products. The Company directly supports its domestic dealers and international distributors via a cooperative advertising program, prepared advertisements, detailed product literature and point of purchase materials. The Company also regularly advertises in national specialist magazines including Sound and Vision, Car Audio and Electronics, Max Power, Audio Video Interiors, Home Theater, Mobile Entertainment, Super Street, Sport Compact Car, Sport Truck and Audio Video International. During Fiscal 2001, the Company spent approximately $3,702,000 (3.1% of net sales) for advertising.

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

MANUFACTURING AND SUPPLIERS

Most of the Company's products are assembled by the Company from components specially fabricated for the Company, although certain loudspeaker models and multimedia audio systems are manufactured by others in certain foreign countries according to Company specifications.

The Company purchases materials and component parts from approximately 225 suppliers located in the United States, Canada, Europe and the Far East. Although Boston Acoustics relies on single suppliers for certain parts, the Company could, if necessary, develop multiple sources of supply for these parts. The Company does not have long-term or exclusive purchase commitments. The Company does have a written agreement with one of its inventory suppliers, which accounted for more than 10% of the Company's purchases during fiscal year 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations" which is included in the Company's 2001 Annual Report which is filed as Exhibit 13 hereto.

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

PATENTS AND TRADEMARKS

Boston Acoustics holds eight United States patents and numerous international patents, which relate to certain audio technologies, assemblies and cabinet design. The Company also currently has several registered trademarks including Boston(R), Boston Acoustics(R), PowerVent(R), Tempo(R), BassTrac(R), MagnaGuard(R), Voyager(R), Runabout(R), SoundBar(R) and Boston Rally(R). Trademarks used by the Snell subsidiary include Snell Acoustics, Snell Multimedia, Snell Music & Cinema and Room Ready(R). The Company believes that its growth, competitive position and success in the marketplace are more dependent on its technical and marketing skills and expertise than upon the ownership of patent and trademark rights. There can be no assurance that any patent or trademark would ultimately be proven valid if challenged.

SIGNIFICANT CUSTOMERS

The Company's financial results for the fiscal year ended March 31, 2001 include
significant OEM sales of multimedia speaker systems to Gateway.   The terms of
these sales are governed by the Master Supply Agreement between Gateway and the Company which defines such issues as ordering and invoicing procedures, shipping charges, warranties, repair service support, product safety requirements, etc. This Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements; therefore, purchase orders by Gateway may fluctuate significantly from quarter to quarter. Based on information currently available from our OEM customer, the Company anticipates that our OEM sales should decrease during the fiscal year ending March 30, 2002. The loss of Gateway as a customer or any significant portion of orders from Gateway could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company also could be materially adversely affected by any substantial work stoppage or interruption of production at Gateway or if Gateway were to reduce or cease conducting operations.

BACKLOG

The Company currently has no significant backlog. The Company's policy is to maintain sufficient inventories of finished goods to fill all orders within two business days of receipt.

WARRANTIES

Boston Acoustics warrants its home speakers to be free from defects in materials and workmanship for a period of five years, its Designer Series speakers and its automotive speakers for one year and its multimedia audio speaker systems for a period of three years. During the years ended March 31, 2001, March 25, 2000 and March 27, 1999, warranty costs recorded by the Company were approximately $270,000, $221,000 and $241,000, respectively.

EMPLOYEES

As of June 9, 2001, the Company had 309 full-time employees who were engaged as follows: 176 in production and materials management; 53 in engineering and development; 51 in marketing and sales support; and 29 in administration.

None of the Company's employees are represented by a collective bargaining agreement and the Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Andrew G. Kotsatos, who is Chairman of the Board, Chief Executive Officer and Treasurer of the Company, and Moses A. Gabbay, who is President and Chief Operating Officer of the Company, is incorporated herein by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 14, 2001, under the headings "Proposal No. 1 -- Election of Directors" and "Board of Directors." Information concerning the Company's other executive officers as of June 27, 2001 is set forth below.

Name                      Age                     Title
------------------------  ---  --------------------------------------------

Michael B. Chass           31  Vice President - Multimedia Products Group
Martin J. Harding          40  Vice President - International Sales
Paul F. Reed               37  Vice President - Administrative Services
Debra A. Ricker-Rosato     45  Vice President - Finance
Michael J. Rudd            56  Vice President - New Technology
Robert L. Spaner           41  Executive Vice President - Sales & Marketing

Michael B. Chass was named Vice President - Multimedia Products Group in August 1999. He joined the Company in 1994 as an account manager. In 1996 he became a Sales Manager and in 1998 became a Director of Sales. Mr. Chass was formerly employed by C.P.S. Marketing as an Assistant Director of Sales and Marketing.
He holds a BSBA in Marketing from the University of Missouri.

Martin J. Harding was named Vice President - International Sales in November 1998. He joined the Company in 1996 as International Sales Manager. In 1997 he became Director of International Sales and Marketing. Mr. Harding previously held positions specializing in international sales and marketing with Casio, Celestion and NAD Electronics.

Paul F. Reed was named Vice President - Administrative Services in May 1993. He has been with the Company since its inception in 1979. From production and shipping, Mr. Reed moved to sales in 1986 and, in 1989, became a Regional Sales Manager. He was named Director of Administrative Services in 1990.

Debra A. Ricker-Rosato was named Vice President - Finance in May 1993. Prior to joining the Company in October 1986 as Controller, Ms. Ricker-Rosato was employed by Babco-Textron from 1975, a manufacturer of small aircraft engine components. Her last position with Babco-Textron was that of Assistant Controller. She holds a MSF degree from Bentley College.

Michael J. Rudd was named Vice President - New Technology in January 2000. He joined the Company in 1995 as a product manager. In 1997, he became Manager of New Technology - Engineering. Prior to joining the Company, Mr. Rudd worked as a consultant specializing in acoustic arrays. Mr. Rudd previously held positions with Atlantic Applied Research, Bolt Beranek and Newman and New York University. Mr. Rudd holds a PhD in Physics from the University Cambridge, England.

Robert L. Spaner was named Executive Vice President - Sales and Marketing in August 2000. He joined the Company in 1987 as a regional sales manager. In 1990, he became National Sales Manager and in 1993 became Vice President - Sales. Mr. Spaner was formerly employed by Kloss Video as Western Regional Manager and worked six years in retail sales at Tweeter, Etc.

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

Snell Acoustics ("Snell"), a subsidiary of the Company, leases all of the properties used in its business. Snell maintains its principal executive offices and manufacturing facilities at 143 Essex Street, Haverhill, Massachusetts. A total of 65,090 square feet of space is leased from an unrelated party under an operating lease which expires in September 2001.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings affecting the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of Fiscal 2001.

                                    PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the section entitled "Stock Market Activity" on page 25 in the Registrant's 2001 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" on page 24 in the Registrant's 2001 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 11 in the Registrant's 2001 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated by reference to the section entitled "Quantitative and Qualitative Disclosures about Market Risk" on page 10 in the Registrant's 2001 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Consolidated Financial Statements at March 31, 2001 and notes thereto on pages 12 through 22 in the Registrant's 2001 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b), the information required by this item concerning executive officers, including certain information incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 14, 2001 concerning Andrew G. Kotsatos, who is the Chairman of the Board, Chief Executive Officer and Treasurer of the Company, and Moses A. Gabbay, President and Chief Operating Officer of the Company, is set forth in Part I, Item 1, hereof, under the heading "Executive Officers of the Registrant". Information concerning Directors, including Messrs. Kotsatos and Gabbay, is incorporated by reference to the sections entitled "Proposal No. 1 -- Election of Directors", "Board of Directors" and "Compensation Interlocks and Insider Participation" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 14, 2001.

There is incorporated herein by reference to the discussion under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 14, 2001 the information with respect to delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 14, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by this item is incorporated by reference to the section entitled "Principal and Management Stockholders" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 14, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Transactions" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 14, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are included as part of this report:

     (1) FINANCIAL STATEMENTS

     The following consolidated financial statements are incorporated by reference to the Registrant's 2001 Annual Report to Stockholders:

     Report of Independent Public Accountants.

     Consolidated Balance Sheets as of March 25, 2000 and March 31, 2001.

     Consolidated Statements of Income for the three years ended March 31, 2001.

     Consolidated Statements of Shareholders' Equity for the three years ended March 31, 2001.

     Consolidated Statements of Cash Flows for the three years ended March 31, 2001.

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

     (3) LISTING OF EXHIBITS

               Exhibits
               ---------------------------------------
   3.1.        Articles of Organization (1)
   3.2.        Amendment to Articles of Organization (1)
   3.3.        Second Amendment to Articles of Organization (1)
   3.4.        Bylaws (1)
   4.1.        Specimen Share Certificate (1)
  10.1.+       1996 Stock Plan adopted by Boston Acoustics, Inc. on February 20,
               1996, as amended (3)
  10.2.+       1986 Incentive Stock Option Plan adopted by Boston Acoustics,
               Inc. on October 15, 1986, as amended (2)
  10.3.+       1997 Stock Plan adopted by Boston Acoustics, Inc. on May 28,
               1997. (9)
  10.4.#       Purchase Agreement dated March 27, 1997 by and between Gateway
               2000, Inc. and Boston Acoustics, Inc. (3)
  10.5.#       Letter of Agreement dated January 14, 1997 by and between
               Gateway 2000, Inc. and Boston Acoustics, Inc. (3)
  10.6.#       Master Supply Agreement dated July 19, 1999 by and between
               Gateway, Inc. and Boston Acoustics, Inc. (4)
  10.7.        Loan Agreement dated as of June 13, 1997 between Boston
               Acoustics, Inc. and State Street Bank and Trust Company. (5)
  10.8.        Revolving Credit Note dated as of June 13, 1997 in the amount of
               $25,000,000 made by Boston Acoustics, Inc. payable to the order of State Street Bank and Trust Company. (6)
  10.9.#       Letter of Agreement dated December 22, 1997 by and between
               Gateway 2000, Inc. and Boston Acoustics, Inc. (7)
  10.10.#      Letter of Agreement dated May 14, 1998 by and between Gateway
               2000, Inc. and Boston Acoustics, Inc. (10)
  13.   *      2001 Annual Report to Shareholders
  21.          Subsidiaries of the Registrant (3)
  23.   *      Consent of Independent Public Accountants
  99.          "Safe Harbor" Statement under Private Securities Litigation
               Reform Act of 1995 (8)

* Indicates an exhibit which is filed herewith.
+ Indicates an exhibit which constitutes an executive compensation plan.
# Indicates that portions of the exhibit have been omitted pursuant to an order granting a request for confidential treatment.
___________________

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

(9) Incorporated by reference to Exhibit 10.C. to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998.

(10) Incorporated by reference to Exhibit 10.L. to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998.

(b)   REPORTS ON FORM 8-K:

No reports on Form 8-K were filed by the Registrant during the last quarter covered by this report, and no other such reports were filed subsequent to March 31, 2001 through the date of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on the 27th day of June 2001.

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

Signatures                   Capacities                           Date
/s/ Andrew G. Kotsatos                                           6/27/01
---------------------------- Director, Chief Executive           -------
Andrew G. Kotsatos           Officer and Treasurer


/s/ Moses A. Gabbay                                              6/27/01
---------------------------- Director, President and             -------
Moses A. Gabbay              Chief Operating Officer

/s/ Debra A. Ricker-Rosato                                       6/27/01
---------------------------- Vice President and                  -------
Debra A. Ricker-Rosato       Chief Accounting Officer

/s/ Alexander E. Aikens, III                                     6/27/01
---------------------------- Director                            -------
Alexander E. Aikens, III

/s/ George J. Markos                                             6/27/01
---------------------------- Director                            -------
George J. Markos

/s/ Lisa M. Mooney                                               6/27/01
---------------------------- Director                            -------
Lisa M. Mooney

/s/ Fletcher H. Wiley                                            6/27/01
---------------------------- Director                            -------
Fletcher H. Wiley

                    INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule I          Valuation and Qualifying Accounts

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTARY SCHEDULE

To Boston Acoustics, Inc. and Subsidiaries:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Boston Acoustics, Inc. and subsidiaries' annual report to shareholders, incorporated by reference in this Form 10-K, and we have issued our report thereon, dated May 11, 2001. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                        /s/ Arthur Andersen, LLP

Boston, Massachusetts
May 11, 2001

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Schedule I
Valuation and Qualifying Accounts

                                                                            Allowance for Doubtful Accounts
                                                      ----------------------------------------------------------------------------
                                                      BALANCE, BEGINNING    CHARGED TO COSTS    DEDUCTIONS(1)    BALANCE, END OF
                                                            OF YEAR           AND EXPENSES                            YEAR
For the fiscal year ended-
 March 31, 2001                                                  $345,000             $ 61,000     $ (21,000)             $385,000
                                                                 ========             ========     =========              ========

 March 25, 2000                                                  $463,000             $  7,000     $(125,000)             $345,000
                                                                 ========             ========     =========              ========

 March 27, 1999                                                  $402,000             $163,000     $(102,000)             $463,000
                                                                 ========             ========     =========              ========

(1) Amounts deemed uncollectible net of recoveries of previously reserved amounts.


                                                                          Reserve for Off-Invoice Allowances(2)
                                                      ----------------------------------------------------------------------------
                                                      Balance, Beginning    CHARGED TO COSTS      DEDUCTIONS      BALANCE, END OF
                                                            of Year           AND EXPENSES                             YEAR
For the fiscal year ended-
 March 31, 2001                                                $2,563,000          $13,581,000   $(13,433,000)           $2,711,000
                                                               ==========          ===========   ============            ==========

 March 25, 2000                                                $2,102,000          $11,715,000   $(11,254,000)           $2,563,000
                                                               ==========          ===========   ============            ==========

 March 27, 1999                                                $1,660,000          $10,411,000   $ (9,969,000)           $2,102,000
                                                               ==========          ===========   ============            ==========

(2) Amounts are net against accounts receivable and include allowances for volume rebates, timely pay discounts and freight rebates