Form 10-Q
period 2001-06-30
BOSTON ACOUSTICS INC
filed 2001-08-14
CIK 805268

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   ---------
                                   FORM 10-Q

(MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

                                           Yes [X]   No [ ]

There were 4,927,795 shares of Common Stock issued and outstanding as of August 13, 2001.

--------------------------------------------------------------------------------

                             Boston Acoustics, Inc.

                                     Index
                                     -----

                                                                            Page
                                                                            ----

Part I:   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets (Unaudited)-
          March 31, 2001 and June 30, 2001                                     4

          Consolidated Statements of Income (Unaudited)-
          Three months ended June 24, 2000 and June 30, 2001                   6

          Consolidated Statements of Cash Flows (Unaudited)-
          Three months ended June 24, 2000 and June 30, 2001                   7

          Notes to Unaudited Consolidated Financial Statements                 8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           11

Part II:  Other Information

          Items 1 through 6                                                   14

          Signatures                                                          15

                         PART I:  FINANCIAL INFORMATION

                         Item 1:  Financial Statements

                    Boston Acoustics, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)


                                     Assets
                                     ------
                                                  March 31, 2001  June 30, 2001
                                                  --------------  -------------
Current Assets:

     Cash and cash equivalents                       $ 2,785,846    $ 4,109,521
     Accounts receivable, net of reserve of
       approximately $385,000
       and $430,000, respectively                     11,426,411     11,277,823
     Inventories                                      24,622,417     19,177,276
     Deferred income taxes                             2,044,000      2,044,000
     Prepaid expenses and other current assets           747,844        807,875
                                                     -----------    -----------

         Total current assets                         41,626,518     37,416,495
                                                     -----------    -----------

Property and Equipment, at cost:

     Land                                              1,815,755      1,815,755
     Building and improvements                         8,816,515      8,824,787
     Machinery and equipment                          15,132,205     15,297,212
     Office equipment and furniture                    4,907,967      4,945,685
     Motor vehicles                                      253,164        253,164
                                                     -----------    -----------
                                                      30,925,606     31,136,603
     Less-accumulated depreciation
         and amortization                             15,533,147     16,204,115
                                                     -----------    -----------

                                                      15,392,459     14,932,488
                                                     -----------    -----------

Other Assets                                           1,012,671      1,014,164
                                                     -----------    -----------

                                                     $58,031,648    $53,363,147
                                                     ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                    Boston Acoustics, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)


                      Liabilities and Shareholders' Equity
                      ------------------------------------
                                                March 31, 2001   June  30, 2001
                                                --------------   --------------
Current Liabilities:

 Accounts payable                                  $ 2,743,371      $ 3,304,045
 Accrued payroll and payroll-
  related expenses                                   1,779,942        1,659,502
 Dividends payable                                     418,990          418,863
 Other accrued expenses                              2,682,654        1,715,310
 Accrued income taxes                                      ---           73,365
 Current maturity of line of credit                  1,500,000        1,500,000
                                                   -----------      -----------

    Total current liabilities                        9,124,957        8,671,085
                                                   -----------      -----------

Line of credit, net of current portion              10,000,000        6,000,000
                                                   -----------      -----------

Minority interest in joint venture                      27,325           41,405
                                                   -----------      -----------

Shareholders' Equity:

Common stock, $.01 par value -
  Authorized -- 8,000,000 shares
  Issued -- 5,101,814  and 5,100,314 shares at
   March 31 and June 30, 2001 respectively              51,018           51,003
Additional paid-in capital                           1,191,973        1,191,988
Subscriptions receivable                              (292,417)        (272,917)
Retained earnings                                   40,357,136       40,108,927
                                                   -----------      -----------
                                                    41,307,710       41,079,001
Less-Treasury stock, 172,500 shares, at cost         2,428,344        2,428,344
                                                   -----------      -----------

     Total shareholders' equity                     38,879,366       38,650,657
                                                   -----------      -----------

                                                   $58,031,648      $53,363,147
                                                   ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    Boston Acoustics, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)

                                                    Three Months Ended
                                                    ------------------
                                              June 24, 2000   June 30, 2001
                                              -------------   --------------
Net sales                                      $22,823,028     $19,895,567

Cost of goods sold                              15,558,859      14,385,137
                                               -----------     -----------
     Gross profit                                7,264,169       5,510,430
                                               -----------     -----------

Selling and marketing expenses                   2,708,739       2,530,046

General and administrative expenses              1,234,186       1,155,093

Engineering and development expenses             1,375,650       1,324,256
                                               -----------     -----------
     Total operating expenses                    5,318,575       5,009,395
                                               -----------     -----------

     Income from operations                      1,945,594         501,035

Interest income                                     19,217          43,741

Interest expense                                  (105,120)       (160,028)

Other expense                                      (20,207)        (11,094)
                                               -----------     -----------

      Income before provision
         for income taxes                        1,839,484         373,654

Provision for income taxes                         690,000         203,000
                                               -----------     -----------

     Net income                                $ 1,149,484     $   170,654
                                               ===========     ===========

Net income per share
     Basic                                     $       .23     $       .03
                                               ===========     ===========
     Diluted                                   $       .23     $       .03
                                               ===========     ===========

Weighted average common shares outstanding
     Basic                                       4,908,245       4,929,114
     Diluted                                     4,914,654       4,941,282

Dividends per share                            $      .085     $      .085
                                               ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    Boston Acoustics, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                     Three Months Ended
                                                                     -------------------
                                                                June 24, 2000     June 30, 2001
                                                             -------------------  --------------
Cash flows from operating activities:
Net income                                                       $ 1,149,484        $   170,654
Adjustments to reconcile net income to net cash
         provided by operating activities-
    Depreciation and amortization                                    762,200            671,973
    Changes in assets and liabilities,
      Accounts receivable                                          1,032,674            148,588
      Inventories                                                 (2,084,254)         5,445,141
      Prepaid expenses and other current assets                       40,391            (60,031)
      Accounts payable                                             1,041,657            560,674
      Accrued payroll and other accrued expenses                      65,292         (1,087,784)
      Accrued income taxes                                           691,134             73,365
                                                                 -----------        -----------
         Net cash provided by operating activities                 2,698,578          5,922,580
                                                                 -----------        -----------


Cash flows from investing activities:
     Purchases of property and equipment, net                     (1,834,052)          (210,997)
     Decrease (increase) in other assets                              (2,452)            11,582
                                                                 -----------        -----------
         Net cash used in investing activities                    (1,836,504)          (199,415)
                                                                 -----------        -----------

Cash flows from financing activities:
     Dividends paid                                                 (417,201)          (418,990)
     Repayments of line of credit                                   (318,788)        (4,000,000)
     Decrease in subscriptions receivable                                ---             19,500
                                                                 -----------        -----------
         Net cash used in financing activities                      (735,989)        (4,399,490)
                                                                 -----------        -----------

Increase in cash and cash equivalents                                126,085          1,323,675

Cash and cash equivalents, beginning of period                     1,506,741          2,785,846
                                                                 -----------        -----------

Cash and cash equivalents, end of period                         $ 1,632,826        $ 4,109,521
                                                                 ===========        ===========

 Supplemental Disclosure of NonCash Financing Activities:
     Dividends payable                                           $   417,201        $   418,863
                                                                 ===========        ===========
     Minority interest in foreign subsidiary                     $       ---        $    14,080
                                                                 ===========        ===========

 Supplemental Disclosure of Cash Flow Information:
     Cash paid for income taxes                                  $       ---        $    39,000
                                                                 ===========        ===========
     Cash paid for interest                                      $   111,887        $   157,629
                                                                 ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    Boston Acoustics, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


(1)  Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three-month period ended June 30, 2001 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K for fiscal year ended March 31, 2001.


(2)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                           March 31, 2001     June 30, 2001
                                           --------------     -------------

     Raw materials and work-in-process       $ 8,374,305       $ 7,699,611
     Finished goods                           16,248,112        11,477,665
                                             -----------       -----------
                                             $24,622,417       $19,177,276
                                             ===========       ===========

     Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.


(3)  Net Income Per Common Share

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options). For the three-month periods ended June 30, 2001 and June 24, 2000, there were 412,600 shares and 510,140 shares, respectively, that have been excluded from the weighted average number of common and dilutive potential shares outstanding as their effect would be anti-dilutive.

     A reconciliation of the number of shares used in the calculation of basic and diluted income per share, is as follows:

                                             For the three months ended
                                          June 24, 2000       June 30, 2001
                                          -------------       -------------

      Basic weighted average common
        shares outstanding                   4,908,245           4,929,114

      Dilutive effect of assumed exercise
        of stock options                         6,409              12,168
                                             ---------           ---------

      Weighted average common shares
        outstanding assuming dilution        4,914,654           4,941,282
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

                                                        OEM and
      Three months ended June 30, 2001        Core      Multimedia      Total
      --------------------------------    -----------   ----------   -----------
      Net Sales                           $12,822,736   $7,072,831   $19,895,567
                                          ===========   ==========   ===========

      Gross profit                        $ 4,584,778   $  925,652   $ 5,510,430
                                          ===========   ==========   ===========

                                                        OEM and
     Three months ended June 24, 2000         Core      Multimedia      Total
     --------------------------------     -----------   ----------   -----------
     Net Sales                            $13,411,332   $9,411,696   $22,823,028
                                          ===========   ==========   ===========

     Gross profit                         $ 4,825,776   $2,438,393   $ 7,264,169
                                          ===========   ==========   ===========


(5)  Significant Customers

     For the three-month periods ended June 30, 2001 and June 24, 2000, two customers represented approximately 46% and 49% of the Company's net sales, respectively.

(6)  International Operations

     The Company maintains sales concentrations in Europe, Asia, and Canada in addition to distributing product through three foreign subsidiaries. Export sales accounted for approximately 20% and 17% of net sales for the three-month periods ended June 30, 2001 and June 24, 2000, respectively.

(7)  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting disclosure standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted the provisions of SFAS No. 133 and SFAS No.138 during its first quarter ended June 30, 2001. The adoption of this statement did not have a material impact on its consolidated financial position or results of operations.

     The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition, in December 1999. The Company adopted the provisions of SAB No. 101 during the fourth quarter of Fiscal 2001. The adoption of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

(8)  Reclassifications

     Certain amounts in the prior-period consolidated financial statements have been reclassified to conform to the current period's presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month period ended June 24, 2000 and June 30, 2001 expressed as percentages of net sales.

                                                     Three Months Ended
                                                     ------------------
                                                June 24, 2000     June 30, 2001
                                                -------------     -------------
Net sales                                            100.0%          100.0%

Cost of goods sold                                    68.2            72.3
                                                    ------          ------

  Gross profit                                        31.8            27.7
                                                    ------          ------

Selling and marketing expenses                        11.9            12.7

General and administrative expenses                    5.4             5.8

Engineering and development expenses                   6.0             6.7
                                                    ------          ------

  Total operating expenses                            23.3            25.2
                                                    ------          ------

  Income from operations                               8.5             2.5

Interest income (expense), net                         (.4)            (.5)

Other expense                                          (.1)            (.1)
                                                    ------          ------

  Income before provision for
   income taxes                                        8.0             1.9

Provision for income taxes                             3.0             1.0
                                                    ------          ------

  Net income                                           5.0%            0.9%
                                                    ======          ======


     Net sales decreased approximately 13 percent, from $22,823,000 during the first quarter of Fiscal 2001 to $19,896,000 during the first quarter of Fiscal 2002. The overall reduction in sales is the result of the continuing downturn in the economy and its significant impact on the Company's business segments, particularly computer multimedia speaker sales. Sales of the Company's core products decreased approximately 4.5 percent compared to the same three-month period a year ago, while sales of the OEM and Multimedia Retail segment were down 25 percent.

     During June 2001, the Company made initial shipments of its new VR-M80 and VR-M90 floor standing speakers systems, complimenting the VR-M50 and VR-M60 bookshelf speaker systems. Also included in this product category are the VR-MC center channel speaker and the VR-MX surround speakers. The VR-M80 and the VR-M90 with suggested retails of $2,000 and $2,700 per pair, respectively, are available in cherry or black ash real wood veneer.

     The Company's gross margin for the three-month period ended June 30, 2001 decreased as a percentage of net sales from 31.8% to 27.7% due primarily to the product mix of OEM/Multimedia sales resulting in lower margins for the quarter as compared to the same period a year ago. Gross margins on the core business segment remained relatively stable despite lower margin closeout sales of discontinued products which were offset by cost savings experienced in production scrap expenses and warehousing costs as compared to the same period a year ago.

     Total operating expenses decreased in absolute dollars during the three-month period ended June 30, 2001 reflecting Company-wide reduced spending. However, as a percentage of net sales, total expenses increased due to the lower than expected sales level during the current three-month period. Selling and marketing expenses have decreased in absolute dollars primarily due to reductions in corporate advertising and related expenses compared to the same period a year ago. General and administrative expenses have also decreased in absolute dollars due to reductions in outside consulting services and insurance costs as compared to the same three-month period a year ago. Engineering and development expenses have decreased in absolute dollars reflecting the termination of offsite rented office space in August 2000 and reduced spending on supplies and outside services during the period ended June 30, 2001.

     Net interest expense increased in both absolute dollars and as a percentage of sales during the three-month period ended June 30, 2001. The increase is due to an increase in the Company's average quarterly outstanding line of credit balance for the period ended June 30, 2001 as compared to the period ended June 24, 2000. The increase was partially offset by lower borrowing rates as compared to the same three-month period a year ago and the repayment of $4 million of the Company's outstanding line of credit in June 2001.

     The Company's effective income tax rate decreased from 37.5% for the three-month period ended June 24, 2000 to 36.6% for the three-month period ended June 30, 2001 due to lower state income taxes and international sales representing a larger percentage of total sales for the current period.

     Net income for the three-month period ended June 30, 2001 decreased from approximately $1,149,000 to $171,000 while diluted earnings per share decreased from $.23 to $.03 per share. The decrease is primarily attributable to the overall decrease in sales, the low margin sales of discontinued products, and operating losses in the Company's European subsidiaries.

Liquidity and Capital Resources

     As of June 30, 2001, the Company's working capital was approximately $28,745,000, a decrease of $3,756,000 since the end of Fiscal 2001. The decrease in working capital was primarily due to the repayments made on the Company's line of credit borrowings, as well as reductions in inventory balances. The Company's cash and cash equivalents were approximately $4,110,000 at June 30, 2001, an increase of $1,324,000 since March 31, 2001. Current liabilities decreased by approximately $454,000 due to decreases in accrued expenses partially offset by an increase in accounts payable. The Company has two lines of credit with two banking institutions totaling $26,500,000. At June 30, 2001, the Company had borrowings totaling $7,500,000 under its $25 million revolving credit agreement, and $0 outstanding under its $1.5 million revolving credit agreement.

     The Company believes that its current resources are adequate to meet its requirements for working capital and capital expenditures through at least Fiscal 2002.

Significant Customers

     The Company's financial results for the three-month period ending June 30, 2001 include significant OEM sales of multimedia speaker systems to Gateway, Inc. ("Gateway"). The terms of these sales are governed by a Master Supply Agreement between Gateway and the Company which defines such issues as ordering and invoicing procedures, shipping charges, warranties, repair service support, product safety requirements, etc. This Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements; therefore, purchase orders by Gateway may fluctuate significantly from quarter to quarter.

     Based on information currently available from our OEM customer, the Company anticipates that our OEM sales should decrease during the fiscal year ending March 30, 2002 as compared to Fiscal 2001. The loss of Gateway as a customer or any significant portion of orders from Gateway could have a material adverse affect on the Company's business, results of operations and financial position. In addition, the Company could also be materially adversely affected by any substantial work stoppage or interruption of production at Gateway or if Gateway were to reduce or cease conducting operations.



Cautionary Statements

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers, or employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations, and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products, the rate of growth in the audio industry; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving consumer demands; capacity and supply constraints or difficulties; and the Company's ability to successfully integrate new operations. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99 of the Company's Form 8-K filed on July 18, 1996.

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

         No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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



                                       Boston Acoustics, Inc.
                                       ----------------------
                                       Registrant



Date:  August 13, 2001                 By: /s/ Andrew G. Kotsatos
                                           -----------------------
                                           Andrew G. Kotsatos
                                           Director, Chief Executive Officer
                                           and Treasurer



Date:  August 13, 2001                 By: /s/ Moses A. Gabbay
                                           -------------------
                                           Moses A. Gabbay
                                           Director, President
                                           and Chief Operating Officer



Date:  August 13, 2001                 By: /s/ Debra A. Ricker-Rosato
                                           --------------------------
                                           Debra A. Ricker-Rosato
                                           Vice President and
                                           Chief Accounting Officer