Form 10-Q
period 2001-09-29
BOSTON ACOUSTICS INC
filed 2001-11-13
CIK 805268

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ____________

                                   FORM 10-Q

(Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
               for the quarterly period ended September 29, 2001
                                       or
            [_] Transition Report pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934
              for the transition period from ________ to ________

                          Commission File No. 33-9875

                                 ____________

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

                            Yes [X]         No [_]

There were 4,693,095 shares of Common Stock issued and outstanding as of November 9, 2001.

--------------------------------------------------------------------------------

                            Boston Acoustics, Inc.

                                     Index
                                     -----

                                                                           Page
                                                                           ----
Part I:   Financial Information

   Item 1.  Financial Statements

            Consolidated Balance Sheets (Unaudited)
            March 31, 2001 and September 29, 2001                            4

            Consolidated Statements of Income (Unaudited)
            Three months and Six months ended September 30, 2000
            and September 29, 2001                                           6

            Consolidated Statements of Cash Flows (Unaudited)
            Six months ended September 30, 2000 and
            September 29, 2001                                               7

            Notes to Unaudited Consolidated Financial Statements             8

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       12

Part II:  Other Information

            Items 1 through 6                                               15

            Signatures                                                      16

                        PART I:  FINANCIAL INFORMATION

                         Item 1:  Financial Statements

                    Boston Acoustics, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)


                                    Assets
                                    ------

                                                        March 31, 2001    September 29, 2001
                                                        --------------    ------------------
Current Assets:

     Cash and cash equivalents                             $ 2,785,846         $ 5,391,963
     Accounts receivable, net of reserves of
       approximately $385,000 and $420,000 at
       March 31 and September 29, 2001, respectively        11,426,411          11,161,885
     Inventories                                            24,622,417          15,858,062
     Deferred income taxes                                   2,044,000           2,044,000
     Prepaid expenses and other current assets                 747,844             747,122
                                                           -----------         -----------

         Total current assets                               41,626,518          35,203,032
                                                           -----------         -----------
Property and Equipment, at cost:

     Machinery and equipment                                15,132,205          15,437,741
     Building and improvements                               8,816,515           8,834,928
     Office equipment and furniture                          4,907,967           5,037,912
     Land                                                    1,815,755           1,815,755
     Motor vehicles                                            253,164             277,405
                                                           -----------         -----------
                                                            30,925,606          31,403,741
     Less-accumulated depreciation
         and amortization                                   15,533,147          16,890,894
                                                           -----------         -----------

                                                            15,392,459          14,512,847
                                                           -----------         -----------

Other Assets, net                                            1,012,671           1,039,778
                                                           -----------         -----------

                                                           $58,031,648         $50,755,657
                                                           ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    Boston Acoustics, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)


                     Liabilities and Shareholders' Equity
                     ------------------------------------

                                                    March 31, 2001     September 29, 2001
                                                    ---------------    -------------------
Current Liabilities:

 Accounts payable                                      $ 2,743,371          $ 4,482,886
 Accrued payroll and payroll-
  related expenses                                       1,779,942            1,816,754
 Dividends payable                                         418,990              418,863
 Other accrued expenses                                  2,682,654            1,797,116
 Accrued income taxes                                          ---              496,671
 Current maturity of line of credit                      1,500,000            2,500,000
                                                       -----------          -----------

         Total current liabilities                       9,124,957           11,512,290
                                                       -----------          -----------

Line of credit, net of current maturity                 10,000,000            2,000,000
                                                       -----------          -----------
Commitments

Minority interest in joint venture                          27,325               53,169
                                                       -----------          -----------
Shareholders' Equity:

Common stock, $.01 par value
  Authorized -- 8,000,000 shares
  Issued - 5,101,814 and 5,100,314 shares at
   March 31 and September 29, 2001, respectively            51,018               51,003
Additional paid-in capital                               1,191,973            1,191,988
Subscriptions receivable                                  (292,417)            (272,917)
Retained earnings                                       40,357,136           40,426,318
                                                       -----------          -----------
                                                        41,307,710           41,396,392
Less-Treasury stock, 172,500 and 355,300 shares
  at cost at March 31 and September 29, 2001,
  respectively                                           2,428,344            4,206,194
                                                       -----------          -----------
         Total shareholders' equity                     38,879,366           37,190,198
                                                       -----------          -----------

                                                       $58,031,648          $50,755,657
                                                       ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    Boston Acoustics, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)

                                                              Three Months Ended                Six Months Ended
                                                              -------------------               -----------------
                                                         September 30,   September 29,    September 30,     September 29,
                                                             2000             2001             2000              2001
                                                          (14 weeks)      (13 weeks)        (27 weeks)        (26 weeks)
                                                         -------------   -------------    -------------     -------------
Net sales                                                 $34,584,146      $20,538,723     $57,407,174       $40,434,290

Cost of goods sold                                         24,873,312       14,140,056      40,432,171        28,525,193
                                                          -----------      -----------     -----------       -----------
 Gross profit                                               9,710,834        6,398,667      16,975,003        11,909,097
                                                          -----------      -----------     -----------       -----------
Selling and
 marketing expenses                                         3,360,317        2,645,141       6,069,056         5,175,187

General and
 administrative expenses                                    1,224,866        1,173,794       2,459,052         2,328,887

Engineering and
 development expenses                                       1,404,694        1,233,001       2,780,344         2,557,257
                                                          -----------      -----------     -----------       -----------

  Total operating expenses                                  5,989,877        5,051,936      11,308,452        10,061,331
                                                          -----------      -----------     -----------       -----------

  Income from operations                                    3,720,957        1,346,731       5,666,551         1,847,766

Interest income                                                20,403           49,436          39,620            93,177
Interest expense                                             (146,879)         (85,739)       (251,999)         (245,767)
Other expense                                                 (13,589)         (38,173)        (33,796)          (49,267)
                                                          -----------      -----------     -----------       -----------
  Income before provision
   for income taxes                                         3,580,892        1,272,255       5,420,376         1,645,909

Provision for income taxes                                  1,343,000          536,000       2,033,000           739,000
                                                          -----------      -----------     -----------       -----------

  Net income                                              $ 2,237,892      $   736,255     $ 3,387,376       $   906,909
                                                          ===========      ===========     ===========       ===========
Net income per share:
 Basic                                                    $       .46      $       .15     $       .69       $       .18
                                                          ===========      ===========     ===========       ===========
 Diluted                                                  $       .45      $       .15     $       .69       $       .18
                                                          ===========      ===========     ===========       ===========

Weighted average common shares outstanding (Note 3):
  Basic                                                     4,908,245        4,900,153       4,908,245         4,914,633
  Diluted                                                   4,954,202        4,908,321       4,925,629         4,918,685

Dividends per share                                       $      .085      $      .085     $       .17       $       .17
                                                          ===========      ===========     ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    Boston Acoustics, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                              Six Months Ended
                                                                              ----------------
                                                                   September 30, 2000    September 29, 2001
                                                                   ------------------    ------------------
Cash flows from operating activities:
 Net income                                                            $ 3,387,376          $   906,909
 Adjustments to reconcile net income to net cash
        provided by (used in) operating activities -
     Depreciation and amortization                                       1,639,585            1,359,757
     Changes in assets and liabilities -
        Accounts receivable                                             (4,046,345)             264,526
        Inventories                                                     (7,329,438)           8,764,355
        Prepaid expenses and other current assets                         (128,410)                 722
        Accounts payable                                                 4,308,015            1,739,515
        Accrued payroll and other accrued expenses                         376,102             (848,726)
        Accrued income taxes                                               546,467              496,671
                                                                       -----------          -----------
        Net cash (used in) provided by operating activities             (1,246,648)          12,683,729
                                                                       -----------          -----------

Cash flows from investing activities:
     Purchases of property and equipment, net                           (2,504,385)            (478,135)
     Increase in other assets                                             (114,028)              (3,273)
                                                                       -----------          -----------
        Net cash used in investing activities                           (2,618,413)            (481,408)
                                                                       -----------          -----------

Cash flows from financing activities:
     Dividends paid                                                       (834,403)            (837,854)
     Purchase of treasury stock                                                ---           (1,777,850)
     Proceeds from line of credit                                        5,500,000                  ---
     Repayments of line of credit                                         (834,308)          (7,000,000)
     Decrease in subscriptions receivable                                      ---               19,500
                                                                       -----------          -----------
        Net cash provided by (used in) financing activities              3,831,289           (9,596,204)
                                                                       -----------          -----------

Increase (decrease) in cash and cash equivalents                           (33,772)           2,606,117

Cash and cash equivalents, beginning of period                           1,506,741            2,785,846
                                                                       -----------          -----------

Cash and cash equivalents, end of period                               $ 1,472,969          $ 5,391,963
                                                                       ===========          ===========

Supplemental Disclosure of NonCash Financing Activities:
     Dividends payable                                                 $   417,201          $   418,863
                                                                       ===========          ===========
     Minority interest in foreign subsidiary                           $       ---          $    25,844
                                                                       ===========          ===========

Supplemental Disclosure of Cash Flow Information:
     Cash paid for income taxes                                        $ 1,548,500          $   361,000
                                                                       ===========          ===========
     Cash paid for interest                                            $   220,427          $   275,604
                                                                       ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    Boston Acoustics, Inc. and Subsidiaries
             Notes to Unaudited Consolidated Financial Statements


(1) Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and six-month periods ended September 29, 2001 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K for fiscal year ended March 31, 2001.

(2) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                         March 31, 2001    September 29, 2001
                                         --------------    ------------------

    Raw materials and work-in-process      $ 8,374,305        $ 6,828,417
    Finished goods                          16,248,112          9,029,645
                                           -----------        -----------
                                           $24,622,417        $15,858,062
                                           ===========        ===========

     Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3) Net Income Per Common Share

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options). For the three-month and six-month periods ended September 29, 2001, there were 533,100 stock options that have been excluded from the weighted average number of common and dilutive shares outstanding as their effect would be anti-dilutive. For the three-month and six-month periods ended September 30, 2000, there were 174,104 and 425,860 stock options, respectively, that have been excluded from the weighted average number of common and dilutive shares outstanding as their effect would be anti-dilutive.

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share, is as follows:

                                       Three Months Ended                Six Months Ended
                                       ------------------                ----------------
                                 September 30,    September 29,    September 30,    September 29,
                                     2000             2001              2000             2001
                                 -------------    -------------    -------------    -------------
     Weighted
       average common
       shares outstanding          4,908,245        4,900,153        4,908,245        4,914,633

     Dilutive effect of
       assumed exercise of
       stock options                  45,957            8,168           17,384            4,052
                                   ---------        ---------        ---------        ---------
     Weighted average
       common shares
       outstanding assuming
       dilution                    4,954,202        4,908,321        4,925,629        4,918,685
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

Three Months Ended September 29, 2001
-------------------------------------
                                                        OEM and
   Fiscal 2002                              Core       Multimedia     Total
   -----------                              ----       ----------     -----

   Net Sales                             $13,402,971  $ 7,135,752  $20,538,723
                                         ===========  ===========  ===========

   Gross profit                          $ 5,226,363  $ 1,172,304  $ 6,398,667
                                         ===========  ===========  ===========

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
                                         ===========  ===========  ===========

Six Months Ended September 29, 2001
-------------------------------------
                                                        OEM and
   Fiscal 2002                              Core       Multimedia     Total
   -----------                              ----       ----------     -----

   Net Sales                             $26,225,707  $14,208,583  $40,434,290
                                         ===========  ===========  ===========

   Gross profit                          $ 9,811,141  $ 2,097,956  $11,909,097
                                         ===========  ===========  ===========

Six Months Ended September 30, 2000
-------------------------------------
                                                        OEM and
   Fiscal 2001                              Core       Multimedia     Total
   -----------                              ----       ----------     -----

   Net Sales                             $28,957,720  $28,449,454  $57,407,174
                                         ===========  ===========  ===========

   Gross profit                          $10,317,094  $ 6,657,909  $16,975,003
                                         ===========  ===========  ===========

(5) Significant Customers

     For the three-month periods ended September 29, 2001 and September 30, 2000, two customers represented approximately 48% and 59% of the Company's net sales, respectively. The same two customers accounted for approximately 47% and 55% of the net sales for the six months ended September 29, 2001 and September 30, 2000 respectively.

(6) International Operations

     The Company maintains sales concentrations in Europe, Asia, and Canada in addition to distributing product through three foreign subsidiaries. Export sales accounted for approximately 15% of sales for the three-month periods ended September 29, 2001 and September 30, 2000. For the six-month periods ended September 29, 2001 and September 30, 2000, export sales accounted for 17% and 16%, respectively.

(7) Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect the adoption of this statement to have a material impact on its operations.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company does not expect the adoption of this statement to have a material impact on its operations.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.
Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

(8) Reclassifications

     Certain amounts in the prior-period consolidated financial statements have been reclassified to conform to the current period's presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month and six-month periods ended September 30, 2000 and September 29, 2001 expressed as percentages of net sales.

                                            Three Months Ended                    Six Months Ended
                                            -------------------                   ----------------
                                      September 30,     September 29,      September 30,      September 29,
                                           2000              2001               2000                2001
                                        (14 weeks)        (13 weeks)         (27 weeks)         (26 weeks)
                                      -------------     -------------      -------------      -------------
Net sales                                 100.0 %           100.0 %            100.0 %            100.0 %

Cost of goods sold                         71.9              68.8               70.4               70.5
                                          -----             -----              -----              -----

 Gross profit                              28.1              31.2               29.6               29.5
                                          -----             -----              -----              -----
Selling and marketing
    expenses                                9.7              12.9               10.6               12.8

General and administrative
    expenses                                3.5               5.7                4.3                5.8

Engineering and development
    expenses                                4.1               6.0                4.8                6.3
                                          -----             -----              -----              -----
                                           17.3              24.6               19.7               24.9
                                          -----             -----              -----              -----

 Income from operations                    10.8               6.6                9.9                4.6

Interest income (expense), net             (0.4)             (0.2)              (0.4)              (0.4)

Other Expense                               0.0              (0.2)              (0.1)              (0.1)
                                          -----             -----              -----              -----
 Income before provision for
   income taxes                            10.4               6.2                9.4                4.1

Provision for income taxes                  3.9               2.6                3.5                1.9
                                          -----             -----              -----              -----

  Net income                                6.5 %             3.6 %              5.9 %              2.2 %
                                          =====             =====              =====              =====

Net sales for the second quarter decreased 41%, from approximately $34,584,000 last year to approximately $20,539,000 for the current fiscal period. For the six-month period ended September 29, 2001, net sales decreased 30% from approximately $57,407,000 during Fiscal 2001 to approximately $40,434,000. The three-month period ended September 29, 2001 includes 13 weeks of sales and earnings compared to 14 weeks for the corresponding three-month period a year ago. The overall sales decrease for the three-month period ended September 29, 2001 was the result of a 63% sales decrease in the OEM and multimedia segment accompanied with a 14% decrease in the Core business segment compared to the same period a year ago. Both business segments have been impacted by the continued softening of the global economy, as well as, a substantial sales decrease in the month of September 2001.

During the second quarter of Fiscal 2002, the Company made initial shipments of its new VRi Series of installed speaker systems consisting of six models of unique in-wall rectangles and ceiling-mount rounds. The VRi Series, with suggested retails ranging from $350 to $1,000 per system, offer high-end in-home solutions for custom installations. The Company also introduced its new Boston Bravo(TM), a multi-purpose, compact speaker suitable for any audio application where it is important that the speaker blends into the seams of a room. The Boston Bravo, available in white or black, retails for $200 each.

The Company's gross margin percentage for the quarter ended September 29, 2001 increased as compared to the corresponding period in the prior fiscal year. The increase was due primarily to improved manufacturing efficiencies, reduced scrap and rework costs, elimination of contract labor and off-site warehousing costs as compared to the same period a year ago. Gross margins were also positively impacted by the sales mix as the OEM/Multimedia segment of sales, which has lower gross margins, represented a smaller portion of total net sales during the three-month period ended September 29, 2001 as compared to the same period a year ago. For the six-month period ended September 29, 2001, the gross margin percentage was about the same as the corresponding period last year.

Total operating expenses, despite increasing as a percentage of net sales due to the lower sales level, decreased in absolute dollars during both the three-month and six-month periods ended September 29, 2001. Selling and marketing expenses have decreased in absolute dollars primarily due to decreased salaries and related expenses and reduced advertising costs relating to both the core and multimedia retail segments. The decrease in absolute dollars of general and administrative expenses for the three-month and six-month periods ended September 29, 2001 is attributed to a reduction of outside consulting services and reduced insurance costs. Engineering and development expenses for the three-month and six-month periods ended September 29, 2001 have decreased in absolute dollars due primarily to lower payroll-related costs, consulting fees and reduced expenses relating to the termination of off-site rented office space in August 2000 as compared to the same periods a year ago.

Net interest expense has decreased both in absolute dollars and as a percentage of net sales during the quarter ended September 29, 2001 as compared to the corresponding period a year ago. The decrease is due to reduced line of credit borrowings and respective borrowing rates. During the six-month comparative period, net interest expense has decreased in absolute dollars while remaining relatively stable as a percentage of net sales.

The Company's effective income tax rate increased to 42.1% for the three-month period and 44.9% for the six-month period ended September 29, 2001 as compared to 37.5% for both the three-month and six-month periods ended September 30, 2000. This increase is primarily a result of the Company's inability to benefit from losses sustained by the Company's subsidiaries outside the U.S.

Net income for the second quarter decreased from approximately $2,238,000 in Fiscal 2001 to approximately $736,000 in Fiscal 2002 while diluted earnings per share decreased from $.45 to $.15 per share. Net income for the six-month period ended September 29, 2001 decreased from approximately $3,387,000 in Fiscal 2001 to approximately $907,000, while diluted earnings per share
decreased from $.69 to $.18 per share.   The decrease in net income for the
three and six-month periods ended September 29, 2001 is primarily the result of the overall decrease in net sales.

Liquidity and Capital Resources

As of September 29, 2001, the Company's working capital was approximately $23,691,000, a decrease of approximately $8,811,000 since the end of Fiscal 2001. The decrease in working capital was primarily due to the repayments made on the Company's line of credit borrowings, as well as reductions in inventory balances and increases in accounts payable which were offset by an increase in cash. The Company's cash and cash equivalents were approximately $5,392,000 at September 29, 2001, an increase of approximately $2,606,000 from March 31, 2001
primarily due to the reduction in inventory levels.   Current liabilities
increased by approximately $2,387,000 primarily as a result of accounts payable balances not due until after the quarterly period had ended. Long term debt decreased by $8,000,000 as a result of repayments under the Company's line of credit and reclassifying a portion of the debt to current liabilities. The Company has two lines of credit with two banking institutions totaling $26,500,000. At September 29, 2001, the Company had borrowings totaling $4,500,000 under its $25,000,000 revolving credit agreement, and $0 outstanding under its $1.5 million revolving credit agreement.

The Company believes that its current resources are adequate to meet its requirements for working capital and capital expenditures for the foreseeable future.

Significant Customers

The Company's financial results for the three-month and six-month periods ended September 29, 2001 include significant OEM sales of multimedia speaker systems to Gateway, Inc. ("Gateway"). The terms of these sales are governed by a Master Supply Agreement between Gateway and the Company which defines such issues as ordering and invoicing procedures, shipping charges, warranties, repair service support, product safety requirements, etc. This Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements; therefore, purchase orders by Gateway may fluctuate significantly from quarter to quarter.

Based on information currently available from our OEM customer, the Company anticipates that its OEM sales will be substantially reduced for the fiscal year ending March 30, 2002 as compared to Fiscal 2001. The loss of Gateway as a customer or any significant portion of orders from Gateway could have a material adverse affect on the Company's business, results of operations and financial condition. In addition, the Company could also be materially adversely affected by any substantial work stoppage or interruption of production at Gateway or if Gateway were to reduce or cease conducting operations.

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

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         At the Annual Meeting of the Shareholders of the Company held on August 14, 2001, shareholders acted affirmatively to elect nominees for directors proposed by management. Each Director is to serve until the next Annual Meeting of Shareholders and thereafter until his/her successor is elected and qualified.

         Nominee                             Votes "For"     Votes "Withheld"
         -------                             -----------     ----------------

         Andrew G. Kotsatos                   4,279,301           241,780
         Moses A. Gabbay                      4,270,851           250,230
         Alexander E. Aikens, III             4,296,901           224,180
         George J. Markos                     4,288,433           232,648
         Lisa M. Mooney                       4,287,951           233,130
         Fletcher H. Wiley                    4,291,908           229,173

         Shareholders also voted to ratify the action of the Directors in selecting Arthur Andersen LLP as auditors of the Company for the ensuing fiscal year. A total of 4,494,941 votes were cast in favor of the proposal, 23,340 votes were cast against, and there were 2,800 abstentions.

         In addition, the shareholders voted to increase by 500,000 the number of shares covered by the 1997 Stock Plan. There were 1,945,905 votes cast in favor of the proposal, 1,213,448 votes cast against, and there were 146,650 abstentions.

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         No reports on Form 8-K were filed during the quarter ended September 29, 2001.

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



                                   Boston Acoustics, Inc.
                                   ----------------------
                                   Registrant



Date:  November 9, 2001            By: /s/ Andrew G. Kotsatos
                                       ----------------------
                                           Andrew G. Kotsatos
                                           Director, Chief Executive Officer
                                           and Treasurer



Date:  November 9, 2001            By: /s/ Moses A. Gabbay
                                       -------------------
                                           Moses A. Gabbay
                                           Director, President and
                                           Chief Operating Officer



Date:  November 9, 2001            By: /s/ Debra A. Ricker-Rosato
                                       --------------------------
                                           Debra A. Ricker-Rosato
                                           Vice President and
                                           Chief Accounting Officer