Form 10-Q
period 2001-12-29
BOSTON ACOUSTICS INC
filed 2002-02-12
CIK 805268

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------
                                    FORM 10-Q

(Mark One)

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                for the quarterly period ended December 29, 2001
                                       or
             [ ] Transition Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
             for the transition period from __________ to __________


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

                                                   Yes [X]   No [ ]

There were 4,595,595 shares of Common Stock issued and outstanding as of February 8, 2002
--------------------------------------------------------------------------------

                             Boston Acoustics, Inc.

                                      Index
                                     -------

                                                                                        Page
                                                                                       ------
Part I:      Financial Information

      Item 1.     Financial Statements

                  Consolidated Balance Sheets (Unaudited)
                  March 31, 2001 and December 29, 2001                                     4

                  Consolidated Statements of Income (Unaudited) Three months and
                  Nine months ended December 30, 2000
                  and December 29, 2001                                                    6

                  Consolidated Statements of Cash Flows (Unaudited)
                  Nine months ended December 30, 2000 and
                  December 29, 2001                                                        7

                  Notes to Unaudited Consolidated Financial Statements                     8

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               12


Part II:     Other Information

                  Items 1 through 6                                                       15

                  Signatures                                                              16



                          PART I: FINANCIAL INFORMATION

                          Item 1: Financial Statements

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                     Assets
                                    --------

                                                        March 31, 2001     December 29, 2001
                                                        --------------     -----------------
Current Assets:

      Cash and cash equivalents                           $  2,785,846          $  6,009,484
      Accounts receivable, net of reserves of
        approximately $385,000 and $482,000 at
        March 31 and December 29, 2001, respectively        11,426,411            12,853,224
      Inventories                                           24,622,417            17,679,771
      Deferred income taxes                                  2,044,000             2,044,000
      Prepaid expenses and other current assets                747,844               543,979
                                                          ------------       ---------------

         Total current assets                               41,626,518            39,130,458
                                                          ------------       ---------------

Property and Equipment, at cost:

      Machinery and equipment                               15,132,205            15,482,859
      Building and improvements                              8,816,515             8,834,928
      Office equipment and furniture                         4,907,967             5,054,242
      Land                                                   1,815,755             1,815,755
      Motor vehicles                                           253,164               277,405
                                                          ------------       ---------------
                                                            30,925,606            31,465,189
      Less-accumulated depreciation
         and amortization                                   15,533,147            17,984,555
                                                          ------------       ---------------

                                                            15,392,459            13,480,634
                                                          ------------       ---------------

Other Assets, net                                            1,012,671             1,105,466
                                                          ------------       ---------------



                                                           $58,031,648           $53,716,558
                                                          ============       ===============


The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                      Liabilities and Shareholders' Equity
                      -------------------------------------

                                                                    March 31, 2001        December 29, 2001
                                                                    --------------        -----------------
Current Liabilities:

 Accounts payable                                                    $ 2,743,371             $ 9,507,252
 Accrued payroll and payroll-
  related expenses                                                     1,779,942               1,449,593
 Dividends payable                                                       418,990                 390,626
 Other accrued expenses                                                2,682,654               1,623,754
 Accrued income taxes                                                        ---                 308,883
 Current maturity of line of credit                                    1,500,000               2,000,000
                                                                     -----------            ------------

     Total current liabilities                                         9,124,957              15,280,108
                                                                     -----------            ------------

Line of credit, net of current maturity                               10,000,000               1,500,000
                                                                     -----------            ------------

Commitments and Contingencies

Minority interest in joint venture                                        27,325                 35,530
                                                                     -----------            -----------

Shareholders' Equity:

Common stock, $.01 par value
  Authorized - 8,000,000 shares
  Issued - 5,101,814 and 5,100,314 shares at
    March 31 and December 29, 2001, respectively                          51,018                51,003
Additional paid-in capital                                             1,191,973             1,191,988
Subscriptions receivable                                                (292,417)             (272,917)
Retained earnings                                                     40,357,136            41,551,505
                                                                     -----------            ----------
                                                                      41,307,710            42,521,579
Less-Treasury stock, 172,500 and 504,700 shares
  at cost at March 31 and December 29, 2001,
  respectively                                                         2,428,344             5,620,659
                                                                     -----------            ----------

     Total shareholders' equity                                       38,879,366            36,900,920
                                                                     -----------            ----------

                                                                     $58,031,648           $53,716,558
                                                                     ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries

                        Consolidated Statements of Income

                                   (Unaudited)

                                             Three Months Ended                                 Nine Months Ended
                                             ------------------                                -------------------
                                      December 30,           December 29,               December 30,          December 29,
                                         2000                   2001                       2000                  2001
                                      (13 weeks)             (13 weeks)                 (40 weeks)            (39 weeks)
                                  -------------            -------------             -------------          ---------------
Net sales                           $33,682,164              $22,634,306               $91,089,338              $63,068,596

Cost of goods sold                   24,152,821               14,751,005                64,584,992               43,276,198
                                   ------------            -------------               -----------              -----------

      Gross profit                    9,529,343                7,883,301                26,504,346               19,792,398
                                   ------------            -------------               -----------              -----------

Selling and
      marketing expenses              3,663,246                2,766,884                 9,732,302                7,942,071

General and
      administrative expenses         1,468,257                1,308,806                 3,927,309                3,637,693

Engineering and
      development expenses            1,233,136                1,293,566                 4,013,480                3,850,823
                                    -----------             ------------               -----------              -----------

      Total operating expenses        6,364,639                5,369,256                17,673,091               15,430,587
                                    -----------             ------------               -----------              -----------

      Income from operations          3,164,704                2,514,045                 8,831,255                4,361,811

Interest income                          26,649                   36,339                    66,269                  129,516
Interest expense                       (207,374)                 (35,722)                 (459,373)                (281,489)
Other expense                           (54,331)                 (92,851)                  (88,127)                (142,118)
                                    -----------             ------------              ------------              -----------

      Income before provision
         for income taxes             2,929,648                2,421,811                 8,350,024                4,067,720

Provision for income taxes            1,099,000                  906,000                 3,132,000                1,645,000
                                    -----------              -----------               -----------               ----------

      Net income                    $ 1,830,648              $ 1,515,811               $ 5,218,024              $ 2,422,720
                                    ===========              ===========               ===========              ===========

Net income per share:
      Basic                          $      .37              $       .32               $     1 .06              $       .50
                                     ==========              ===========               ===========              ===========
      Diluted                        $      .36              $       .32               $     1 .05              $       .50
                                     ==========              ===========               ===========              ===========

Weighted average common shares outstanding (Note 3):

      Basic                           4,918,471                4,674,124                 4,911,568                4,834,463
      Diluted                         5,017,045                4,679,669                 4,950,456                4,841,992

Dividends per share                  $     .085               $     .085                 $     .255              $     .255
                                     ==========               ==========                 ==========              ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                          December 30, 2000        December 29, 2001
                                                                          -----------------        -----------------
Cash flows from operating activities:
 Net income                                                                $ 5,218,024              $   2,422,720
 Adjustments to reconcile net income to net cash
         provided by (used in) operating activities -
     Depreciation and amortization                                           2,538,116                  2,454,423
     Changes in assets and liabilities -
       Accounts receivable                                                  (4,388,035)                (1,426,813)
       Inventories                                                         (11,766,651)                 6,942,646
       Prepaid expenses and other current assets                               484,762                    203,865
       Accounts payable                                                      5,597,225                  6,763,881
       Accrued payroll and other accrued expenses                               26,701                 (1,389,249)
       Accrued income taxes                                                        ---                    308,883
                                                                           -----------              -------------
         Net cash (used in) provided by operating activities                (2,289,858)                16,280,356
                                                                           -----------              -------------

Cash flows from investing activities:
      Purchases of property and equipment, net                              (2,631,529)                 (539,583)
      Increase in other assets                                                (129,266)                  (87,605)
                                                                           -----------              ------------
         Net cash used in investing activities                              (2,760,795)                 (627,188)
                                                                           -----------              ------------

Cash flows from financing activities:
      Dividends paid                                                        (1,251,603)               (1,256,715)
      Purchase of treasury stock                                                   ---                (3,192,315)
      Proceeds from line of credit                                           8,500,000                       ---
      Repayments of line of credit                                          (1,842,653)               (8,000,000)
      Proceeds from exercise of stock options                                   63,700                       ---
      Decrease in subscriptions receivable                                         ---                    19,500
                                                                           -----------             -------------
         Net cash provided by (used in) financing activities                 5,469,444               (12,429,530)
                                                                           -----------             -------------

Net increase in cash and cash equivalents                                      418,791                 3,223,638

Cash and cash equivalents, beginning of period                               1,506,741                 2,785,846
                                                                           -----------             -------------

Cash and cash equivalents, end of period                                   $ 1,925,532             $   6,009,484
                                                                           ===========             =============

Supplemental Disclosure of Noncash Financing and
   Investing Activities:
      Dividends payable                                                    $   418,701             $     390,626
                                                                           ===========             =============
      Minority interest in foreign subsidiary                              $       ---             $       8,205
                                                                           ===========             =============
      Exercise of stock options through the issuance of
         subscriptions receivable                                          $   209,950             $         ---
                                                                           ===========             =============

Supplemental Disclosure of Cash Flow Information:
      Cash paid for income taxes                                          $  2,684,500             $   1,454,790
                                                                          ============             =============
      Cash paid for interest                                              $    447,321             $     320,943
                                                                          ============              =============

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and nine-month periods ended December 29, 2001 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K for fiscal year ended March 31, 2001.

(2)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                             March 31, 2001    December 29, 2001
                                             --------------    -----------------

      Raw materials and work-in-process      $  8,374,305       $  6,975,754
      Finished goods                           16,248,112         10,704,017
                                             ------------       ------------
                                             $ 24,622,417       $ 17,679,771
                                             ============       ============

     Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3)  Net Income Per Common Share

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options). For the three-month and nine-month periods ended December 29, 2001, there were 557,752 and 541,198 stock options, respectively, that have been excluded from the weighted average number of common and dilutive shares outstanding as their effect would be anti-dilutive. For the three-month and nine-month periods ended December 30, 2000, there were 81,334 and 219,897 stock options, respectively, that have been excluded from the weighted average number of common and dilutive shares outstanding as their effect would be anti-dilutive.

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share, is as follows:



                                                      Three Months Ended                        Nine Months Ended
                                                      ------------------                       -------------------
                                               December 30,       December 29,            December 30,      December 29,
                                                   2000               2001                     2000             2001
                                               ------------       ------------            ------------      ------------
      Basic weighted
        average common
        shares outstanding                     4,918,471            4,674,124               4,911,568        4,834,463

      Dilutive effect of
        assumed exercise of
        stock options                             98,574                5,545                  38,888            7,529
                                             -----------          -----------               ---------        ---------

      Weighted average
        common shares
        outstanding assuming
        dilution                               5,017,045            4,679,669               4,950,456        4,841,992
                                              ==========          ===========               =========        =========


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

Three Months Ended December 29, 2001

                                                                             OEM and
      Fiscal 2002                                           Core            Multimedia             Total
      -----------                                           ----            ----------             -----
      Net Sales                                         $16,227,399        $ 6,406,907         $22,634,306
                                                        ===========        ===========         ===========

      Gross profit                                     $  6,789,086        $ 1,094,215         $ 7,883,301
                                                       ============        ===========         ===========

Three Months Ended December 30, 2000

                                                                             OEM and
      Fiscal 2001                                           Core            Multimedia             Total
      -----------                                           ----            ----------             -----

      Net Sales                                        $ 16,649,964        $17,032,200         $33,682,164
                                                       ============        ===========         ===========

      Gross profit                                     $  5,462,352        $ 4,066,991         $ 9,529,343
                                                       ============        ===========         ===========

Nine Months Ended December 29, 2001

                                                                             OEM and
      Fiscal 2002                                           Core            Multimedia             Total
      -----------                                           ----            ----------             -----

      Net Sales                                        $42,453,106         $20,615,490         $63,068,596
                                                       ===========         ===========         ===========

      Gross profit                                     $16,600,227         $ 3,192,171         $19,792,398
                                                       ===========         ===========         ===========

Nine Months Ended December 30, 2000

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
                                                       ===========         ===========         ===========


(5)  Significant Customers and Concentration of Credit Risk

     For the three-month periods ended December 29, 2001 and December 30, 2000, two customers represented approximately 44% and 60% of the Company's net sales, respectively. The same two customers accounted for approximately 46% and 57% of the net sales for the nine months ended December 29, 2001 and December 30, 2000 respectively. Three customers represented 21%, 13%, and 12%, respectively, of net accounts receivable at December 29, 2001.

(6)  International Operations

     The Company maintains sales concentrations in Europe, Asia, and Canada in addition to distributing product through three foreign subsidiaries. Export sales accounted for approximately 15% and 20% of net sales for the three-month periods ended December 29, 2001 and December 30, 2000, respectively. For the nine-month periods ended December 29, 2001 and December 30, 2000, export sales accounted for approximately 17% and 18%, respectively.

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

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement amends FASB Statement No. 19 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a significant impact on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement, it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this statement to have a significant impact on its financial position or results of operations.

(8)  Reclassifications

     Certain amounts in the prior-period consolidated financial statements have been reclassified to conform to the current period's presentation.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month and nine-month periods ended December 30, 2000 and December 29, 2001 expressed as percentages of net sales.

                                                Three Months Ended                             Nine Months Ended
                                                ------------------                             -----------------
                                         December 30,         December 29,              December 30,       December 29,
                                            2000                 2001                      2000               2001
                                         (13 weeks)           (13 weeks)                (40 weeks)         (39 weeks)
                                        ------------         ------------              ------------       -------------

Net sales                                  100.0 %                100.0 %                 100.0 %            100.0 %

Cost of goods sold                          71.7                   65.2                    70.9               68.6
                                           -----                  -----                   -----              -----

  Gross profit                              28.3                   34.8                    29.1               31.4
                                           -----                  -----                   -----              -----

Selling and marketing
         expenses                           10.9                   12.2                    10.7               12.6

General and administrative
         expenses                            4.3                    5.8                     4.3                5.8

Engineering and development
         expenses                            3.7                    5.7                     4.4                6.1
                                           -----                  -----                   -----              -----
                                            18.9                   23.7                    19.4               24.5
                                           -----                  -----                   -----              -----

  Income from operations                     9.4                   11.1                     9.7                6.9

Interest income (expense), net              (0.5)                   0.0                    (0.4)              (0.3)

Other Expense                               (0.2)                  (0.4)                   (0.1)              (0.2)
                                           ------                 -----                   -----              -----

  Income before provision for
   income taxes                              8.7                   10.7                     9.2                6.4

Provision for income taxes                   3.3                    4.0                     3.5                2.6
                                           -----                  -----                   -----              -----

   Net income                                5.4 %                  6.7 %                   5.7 %              3.8 %
                                           =====                  =====                    =====             =====

Net sales for the third quarter decreased 33%, from approximately $33,682,000 last year to approximately $22,634,000 for the current fiscal period. For the nine-month period ended December 29, 2001, net sales decreased 31% from approximately $91,089,000 during Fiscal 2001 to approximately $63,069,000.
The overall sales decrease for the three-month period ended December 29, 2001 was the result of a 62% sales decrease in the OEM and multimedia segment reflecting the continuing softness in the personal computer business compared to the same period a year ago. The Company's Core segment sales were down 2.5% compared to the same period a year ago; however, the gross margin and profit dollars for the Core segment both increased. The nine-month period ended December 29, 2001 includes 39 weeks of sales and earnings compared to 40 weeks for the corresponding nine-month period a year ago.

During the third quarter of Fiscal 2002, the Company's Core segment sales included continued strong sales of the Company's VR-M line of floor standing and bookshelf speaker systems and the introduction of the new Unity DVD Home Theater System. The Unity is a co-branded system featuring a high-performance receiver/DVD player manufactured by Kenwood Corporation and six-matched Boston Acoustics surround loudspeakers, including a 100-watt, 8-inch powered subwoofer. The Unity has a MSRP of $999.

The Company's gross margin percentage for the three-month and nine-month periods ended December 29, 2001 increased as compared to the corresponding periods in the prior fiscal year. The increases for both the three-month and nine-month periods were primarily the result of the continued improved manufacturing efficiencies, reduced scrap and rework costs, the elimination of contract labor and off-site warehousing costs as compared to the same periods a year ago. Additionally, the OEM/Multimedia segment of sales, which has lower gross margins, represented a smaller portion of total net sales during the three-month and nine-month periods ended December 29, 2001 as compared to the same periods a year ago, and as a result, the overall gross margin increased.

Total operating expenses, despite increasing as a percentage of net sales due to the lower overall sales level, decreased in absolute dollars during both the three-month and nine-month periods ended December 29, 2001. Selling and marketing expenses have decreased in absolute dollars primarily due to decreased salaries and related expenses, lower travel expenditures and reduced advertising costs relating to both the core and multimedia retail segments. The decrease in absolute dollars of general and administrative expenses for the three-month and nine-month periods ended December 29, 2001 is attributed to a reduction of outside consulting services and insurance costs. Engineering and development expenses for the three-month and nine-month periods ended December 29, 2001 have decreased in absolute dollars due primarily to lower payroll-related costs, travel, and consulting fees as compared to the same periods a year ago.

Net interest expense has decreased both in absolute dollars and as a percentage of net sales during both the three-month and nine-month periods ended December 29, 2001 as compared to the corresponding periods a year ago. The decrease is due to reduced line of credit borrowings and related borrowing rates.

The Company's effective tax rate for the three-month period ended December 29, 2001 decreased slightly to 37.4% from 37.5% for the corresponding period a year ago. The decrease can be attributed to lower state income taxes offset by international sales representing a lower percentage of total sales for the current period. The Company's effective income tax rate increased to 40.4% for the nine-month period ended December 29, 2001 as compared to 37.5% for the nine-month period ended December 30, 2000, due primarily to the Company's inability to benefit from losses sustained by the Company's subsidiaries outside the U.S. coupled with a reduction in international sales as a percentage of total sales.

Net income for the third quarter decreased from approximately $1,831,000 in Fiscal 2001 to approximately $1,516,000 in Fiscal 2002 while diluted earnings per share decreased from $.36 to $.32 per share. Net income for the nine-month period ended December 29, 2001 decreased from approximately $5,218,000 in Fiscal 2001 to approximately $2,423,000, while diluted earnings per share decreased from $1.05 to $.50 per share. The decrease in net income for the three and nine-month periods ended December 29, 2001 is primarily the result of the overall decrease in net sales.

Liquidity and Capital Resources

As of December 29, 2001, the Company's working capital was approximately $23,850,000, a decrease of approximately $8,651,000 since the end of Fiscal 2001. The decrease in working capital since March 31, 2001, was primarily due to the repayments made on the Company's line of credit borrowings, as well as reductions in inventory balances and increases in accounts payable which were partially offset by an increase in cash and cash equivalents. The
Company's cash and cash equivalents were approximately $6,009,000 at December 29, 2001, an increase of approximately $3,224,000 from March 31, 2001 primarily due to the reduction in inventory levels and increased accounts payable. The reduction in inventory levels is primarily due to a decrease in OEM/Multimedia business segment purchases during Fiscal 2002. Current liabilities increased by approximately $6,155,000 primarily as a result of accounts payable balances not due until after the quarterly period had ended. Long term debt decreased by $8,500,000 as a result of repayments under the Company's line of credit and reclassifying a portion of the debt to current liabilities. The Company has two lines of credit with two banking institutions totaling $26,500,000. At December 29, 2001, the Company had borrowings totaling $3,500,000 under its $25,000,000 revolving credit agreement, and $0 outstanding under its $1.5 million revolving credit agreement.

The Company believes that its current resources are adequate to meet its requirements for working capital and capital expenditures for the foreseeable future.

Significant Customers

The Company's financial results for the three-month and nine-month periods ended December 29, 2001 include significant OEM sales of multimedia speaker systems to Gateway, Inc. ("Gateway"). The terms of these sales are governed by a Master Supply Agreement between Gateway and the Company which defines such issues as ordering and invoicing procedures, shipping charges, warranties, repair service support, product safety requirements, etc. This Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements; therefore, purchase orders by Gateway may fluctuate significantly from quarter to quarter.

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

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         No reports on Form 8-K were filed during the quarter ended December 29, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Boston Acoustics, Inc.

                                          Registrant

Date:  February 8, 2002                   By: /s/Andrew G. Kotsatos
                                              ----------------------------------
                                              Andrew G. Kotsatos
                                              Director, Chief Executive Officer
                                              and Treasurer

Date:  February 8, 2002                   By: /s/Moses A. Gabbay
                                              ----------------------------------
                                              Moses A. Gabbay
                                              Director, President and
                                              Chief Operating Officer

Date:  February 8, 2002                   By: /s/Debra A. Ricker-Rosato
                                              ----------------------------------
                                              Debra A. Ricker-Rosato
                                              Vice President and
                                              Chief Accounting Officer