Form 10-K
period 2002-03-30
BOSTON ACOUSTICS INC
filed 2002-06-06
CIK 805268

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                    FORM 10-K

(Mark One)

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                    for the fiscal year ended March 30, 2002
                                       or

               [_] Transition Report pursuant Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
             for the transition period from __________ to __________

                           Commission File No. 33-9875
                           ___________________________

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

                                         Yes [X]                        No [_]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $39,187,949 as of June 3, 2002.

There were 4,595,595 shares of Common Stock issued and outstanding as of June 3, 2002.

________________________________________________________________________________

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Registrant's Annual Report to Stockholders for the fiscal year ended March 30, 2002 (Part II, Items 5, 6, 7, 8 and Part III, Item 14 (a)(1))

(2) Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on August 13, 2002 (Part IV, Items 10, 11, 12 and 13)

                             BOSTON ACOUSTICS, INC.

Securities and Exchange Commission
 Item Number and Description                                            Page
-----------------------------                                           ----
                                     PART I

ITEM    1.   Business                                                    1

ITEM    2.   Properties                                                  7

ITEM    3.   Legal Proceedings                                           7

ITEM    4.   Submission of Matters to a Vote of Security Holders         7

                                     PART II

ITEM    5.   Market for Registrant's Common Equity
             and Related Stockholder Matters                             8

ITEM    6.   Selected Financial Data                                     8

ITEM    7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         9

ITEM    8.   Financial Statements and Supplementary Data                16

ITEM    9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                        16

                                    PART III

ITEM    10.  Directors and Executive Officers of the Registrant         17

ITEM    11.  Executive Compensation                                     17

ITEM    12.  Security Ownership of Certain Beneficial
             Owners and Management                                      17

ITEM    13.  Certain Relationships and Related Transactions             17

                                     PART IV

ITEM    14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                        18

SIGNATURES                                                              20

INDEX TO FINANCIAL STATEMENT SCHEDULES                                 F-1

Inasmuch as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the Registrant's best good faith estimate for purposes of this Annual Report on Form 10-K, and the Registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon $13.05, the price at which the Common Stock was last sold on June 3, 2002 as reported by The Nasdaq Stock Market. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant's Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

                                     Part I

Item 1. Business

Boston Acoustics, Inc. (the "Company", or "Boston") engineers, manufactures, and markets moderately-priced, high-quality audio systems for use in home audio and video entertainment systems, in after-market automotive audio systems and in multimedia computer environments. The Company believes that its products deliver better sound quality than other comparably priced audio systems. Most of the Company's products are assembled by the Company from purchased components, although certain home, automotive and multimedia speakers are manufactured by others according to Company specifications and under the direction of Boston Acoustics personnel. All of the Company's products and subassemblies, including those supplied by outside sources, have been designed or specified by the Company's engineering department. Boston Acoustics' speakers are marketed nationwide through selected audio and audio-video specialty dealers and through distributors in many foreign countries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - International Operations" on Page 15.

The Company was organized as a Massachusetts corporation in 1979 by Andrew G. Kotsatos, Chairman of the Board, and former Chief Executive Officer, Francis L. Reed, who passed away in November 1996. Its principal executive offices and manufacturing facilities are located at 300 Jubilee Drive, Peabody, Massachusetts.

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

The Home loudspeaker line consists of four bookshelf models currently ranging in price from $150 to $400 per pair, four floor-standing systems currently priced from $500 to $1,600 per pair, a series of hardwood bookshelf and floor-standing speakers ranging from $700 to $2,700 per pair, two home theater subwoofer/satellite systems currently priced at $1,000 and $1,500 per system, a five-piece satellite system priced at $1,500 per system, and four powered subwoofers priced at $300, $450, $700, and $1,200 each. Additional products for the home theater market include six different center channel speakers currently ranging in price from $200 to $600 each, a diffuse-field surround speaker priced at $800 per pair, and three models of micro satellites which accommodate space restrictions ranging in price between $100 and $325 each. The Company also produces magnetically shielded versions of most of its models and produces four indoor/outdoor speaker systems (Voyager(R) 3, Voyager 2, Voyager Pro, and Grand Voyager) priced from $220 to $700 per pair. Prices referenced are $U.S. suggested retail prices.

The Designer line is a collection of speaker systems engineered for installing in the walls and ceilings of homes, businesses, and recreational vehicles. These systems are designed to blend into any decor and to be every bit as musical and exciting as the Company's reference-quality speaker systems.

There are currently 14 speaker models in the Designer line, ranging in price from $130 to $2,000 per pair, two powered subwoofers priced at $500 each, and one subwoofer power amplifier priced at $600. The Designer line includes the VRi series, the 300 series, and the installed powered subwoofer systems.

The Automotive series of products consists of 45 models of after-market automotive speakers with prices currently ranging from $70 to $750 per pair. The automotive line includes high-quality full-range replacement speakers, sophisticated component systems, and subwoofers. The component systems with system specific crossovers, permit flexible speaker placement and provide sound rivaling that of fine home speakers. The Company manufactures both raw drivers and enclosed systems for any installation blueprint. The automotive line includes the FS Series, the FX Series, the Boston Rally(R) RC Series of component speakers, the Boston Rally RX Coaxial Series, the Competitor Series subwoofer and enclosure systems, the Generator Series subwoofers, the Boston Rally RM Series, and the premium performance ProSeries speaker systems.

The Multimedia category of products which are sold through the Company's retailers, and through business arrangements with several leading distributors and computer retailers, consists of five high performance powered subwoofer/satellite speaker systems for computing environments and are priced from $30 to $300 per system. The OEM sales of multimedia speaker systems sold to Gateway, Inc. ("Gateway"), a leading direct marketer of PC products, include the BA745 subwoofer/satellite system and the BA7800 audio system designed for desktop theater applications such as DVD movies and PC games. These products are available either as a component of certain pre-configured computer systems offered by Gateway, or as an upgrade option on those configurations that do not include Boston Acoustics' products as standard.

New Products

In fiscal 2002, as in previous years, Boston Acoustics met the challenges of the changing marketplace with new systems for all of our target markets. These new products, described below, are intended to supplement or replace those products which have matured, to increase penetration into current markets, and to gain footholds in new markets.

In fiscal 2002, the Company expanded its successful range of VR-M series of loudspeakers with the addition of the VR-M80 and VR-M90 floor-standing speakers. The VR-M80 and VR-M90 sell for $2,000 and $2,700 per pair, respectively. These elegant, full-range loudspeakers completed the VR-M line. The Boston Bravo, at $200 per speaker, was introduced as a versatile product for use as a surround speaker, a main speaker, or a speaker for background music applications. Its unique, quarter-cylinder shape allows it to blend seamlessly where any two or three room surfaces meet. A matching center channel version, the Boston Bravo Center with a suggested retail of $250, is suitable for placement on top of tube televisions. The introduction of the System 9500 home theater system provided dealers with a step-up 5.1 speaker package, where previously the Company had not offered a speaker system at or near the $1,500 price point. The Unity DVD home theater system, a $1,000 combination of a Boston 5.1 speaker package with a DVD player/receiver manufactured by Kenwood Electronics, gave the Company exposure in the rapidly expanding segment of the consumer electronics marketplace.

During fiscal 2002, the Company added the VRi Series, a reference series consisting of six in-wall and in-ceiling speakers to its Designer product line. The VRi560 and VRi580 in-wall speakers, as well as the VRi565 and VRi585 in-ceiling speakers, are designed for use in the finest whole-house music systems. The VRi553 and VRi593 are designed for use in in-wall home theater systems. The VRi series features Boston's VR aluminum dome tweeter, a patent pending tweeter pivoting mechanism, and cast aluminum speaker baffles. The VRi line is voiced to match Boston's VR-M series of home speakers. The suggested retails are as follows: the VRi565 is $700 per pair; VRi560,

$800 per pair; VRi585, $900 per pair; Vri580, $1,000 per pair; Vri553, $1,200 per pair; and VRi593, $2,000 per pair.

To complement the Designer line of products, in fiscal 2002, the Company introduced, a series of installed subwoofers, designed for use when a consumer wants the low frequency output of a subwoofer, but does not wish to see a box in the listening room. The series consists of the VRiSub82 in-wall subwoofer, the Sub10F in-floor subwoofer, and the SA1 subwoofer power amplifier. Each SA1 amplifier will power up to two Sub10Fs, or two VRiSub82s. The suggested retails of the VRiSub82 and the Sub10F are $500 each and the SA1 is priced at $600.

During fiscal 2002, the Company introduced two new multimedia products, the BA745 and the BA7800. The BA745 is a compact, self-powered speaker system that brings dynamic, full-range sound to the desktop for high fidelity playback of CD's and MP3's, computer games, or DVD movies. It is a three-piece system with two micro-sized satellites and a sleek subwoofer. Three channels of amplification are housed in the subwoofer cabinet, one for the subwoofer and two for the satellites. The system has convenient connections for both headphone and microphone use located on the right satellite. The BA7800 is a high-powered 4.1 audio system, featuring four high-performance satellite speakers and a potent 8-inch subwoofer. A powerful onboard 5-channel amplifier is actively-equalized for optimum sound, while Boston's proprietary BassTrac(R) circuitry assures clean bass at all listening levels. Drawing upon Boston Acoustics' years of expertise in home theater and music system design, this system delivers top-of-the-line sound for desktop applications. The BA7800 has both headphone and microphone jacks conveniently located on the right satellite.

Engineering and Development

The Company's engineering and development department is actively engaged in the development of new products and manufacturing processes, the improvement of existing products and the research of new materials for use in the Company's products. The Company designs or specifies all of its products and subassemblies, including those supplied by outside sources.

The Company's engineering and development staff includes 51 full-time employees and five outside consultants. During fiscal years 2000, 2001 and 2002, the Company spent approximately $5,936,000, $5,316,000, and $5,252,000 respectively, for engineering and development.

Marketing

The Company employs 22 salespersons and retains 13 manufacturer's representatives who service the Company's U.S. and Canada dealer network.
In addition, the Company retained the services of two freelance public relations consultants (one in the United States, one in Europe) to assist in the professional promotion of the Company and its products. Boston Acoustics' home audio, Designer Series (in-wall/in-ceiling models) and outdoor speaker products are distributed in the United States and Canada through approximately 430 selected audio or audio specialist retailers, some of whom have multiple outlets, and to selected custom installers. The Company's car audio products are sold through approximately 240 similarly specialized retailers, some of whom also sell the Company's home audio products. The Company's dealers usually stock and sell a broad range of audio products including, in most cases, the Company's competitor's products. The Company seeks dealers who emphasize quality products and who are knowledgeable about the products they sell. The Company's Multimedia products are sold through an OEM agreement with Gateway, through the Company's retailers, and through business arrangements with several leading distributors and computer retailers. One customer accounted for 44% of net sales in fiscal 2000, 46% in fiscal 2001 and 31% in fiscal 2002.

Boston Acoustics' products are also exported to dealers in Canada and sold through exclusive distributors in over 50 foreign countries, primarily in Europe, Asia/Pacific, and South/Central

America. Export sales accounted for approximately 17% of net sales in fiscal 2000, 17% in fiscal 2001 and 15% in fiscal 2002.

The Company emphasizes the high performance-to-price ratio of its products in its advertising and promotion. Boston Acoustics believes that specialty retailers can be effective in introducing retail customers to the high dollar value of the Company's products. The Company directly supports its domestic dealers and international distributors via a cooperative advertising program, prepared advertisements, detailed product literature, and point of purchase materials. The Company also regularly advertises in national specialist magazines including Sound and Vision, Car Audio and Electronics, Eurotuner (previously Max Power), Audio Video Interiors, Home Theater, Mobile Entertainment, Super Street, Sport Compact Car, Sport Truck, and Audio Video International. During fiscal 2002, the Company spent approximately $2,302,000 (2.8% of net sales) for advertising.

Competition

The Company competes primarily on the basis of product performance, price, and the strength of its dealer organization.

The market for branded loudspeaker systems is served by many manufacturers, both foreign and domestic. Many products are available over a broad price range, and the market is highly fragmented and competitive. The Company distributes its products primarily through specialty retailers where it competes directly for space with other branded speaker manufacturers. Audio systems produced by many of the Company's competitors can be purchased by consumers through mass merchandisers, department stores, mail-order merchants through the internet and factory-owned outlet stores. The Company believes it is more advantageous to distribute through specialty retailers who provide product demonstration, technical information and service, and face-to-face sales support to consumers.

Boston Acoustics competes with a substantial number of branded speaker manufacturers, including Bose Corporation, Infinity and JBL (divisions of Harman International Industries), B&W, Polk Audio, Inc., and Klipsch and Associates, Inc. Some of these competitors have greater technical and financial resources than the Company and may have broader brand recognition than Boston Acoustics.

In addition to competition from branded loudspeaker manufacturers, the Company's products compete indirectly with single name "integrated systems." Integrated systems contain all the various components needed to form an audio system, and are sold by Sony, Pioneer, Bose, JVC, Yamaha, and many others. Integrated systems are generally sold through mass merchandisers and department stores, although many of the Company's dealers also sell integrated systems. During the past two years, home theater systems with Integrated DVD video have garnered significant market share. While these systems were historically sold in mass merchants or "big box" retailers, the Company's dealers are selling systems at the higher price point.

Manufacturing and Suppliers

Most of the Company's products are assembled by the Company from components specially fabricated for the Company, although certain loudspeaker models and multimedia audio systems are manufactured by others in certain foreign countries according to Company specifications.

The Company purchases materials and component parts from approximately 220 suppliers located in the United States, Canada, Europe, and the Far East. Although Boston Acoustics relies on single suppliers for certain parts, the Company could, if necessary, develop multiple sources of supply for these parts. The Company does not have long-term fixed price contracts or arrangements for inventory supplied by any foreign or domestic manufacturers. The Company did have one inventory supplier, which accounted for more than 10% of the Company's purchases during fiscal year 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations" on page 15.

Seasonality and Consumer Discretion

The home and automotive audio markets are both somewhat seasonal, with a majority of home speaker retail sales normally occurring in the period October through March and a majority of automotive speaker retail sales normally occurring in the period March through September.

The Company's sales and earnings can also be affected by changes in the general economy since purchases of home entertainment and automotive audio products, including loudspeakers, are discretionary for consumers.

Selected unaudited quarterly financial data for the Company's last two fiscal years is presented below:

 Quarterly Financial Data (Amounts in Thousands Except Per Share Data)

                                       First      Second     Third     Fourth
                                      Quarter     Quarter   Quarter    Quarter      Year
 Year Ended March 30, 2002
 Net Sales                           $ 19,896   $ 20,539   $ 22,634   $ 20,130    $ 83,199
 Gross Profit                           5,510      6,399      7,883      6,408      26,200
 Net Income                               171        736      1,516      1,487       3,910
 Basic Earnings Per Share                0.03       0.15       0.32       0.32        0.82
 Diluted Earnings Per Share              0.03       0.15       0.32       0.32        0.82

 Year Ended March 31, 2001
 Net Sales                           $ 22,823   $ 34,584   $ 33,682   $ 26,624    $117,713
 Gross Profit                           7,264      9,711      9,529      4,739      31,243
 Net Income (Loss)                      1,149      2,238      1,831     (1,321)      3,897
 Basic Earnings (Loss) Per Share         0.23       0.46       0.37      (0.27)       0.79
 Diluted Earnings (Loss) Per Share       0.23       0.45       0.36      (0.27)       0.79


Because the Company works on a 5-4-4 week quarter, there is an extra week every five years. The second quarter of fiscal 2001 represents 14 weeks of sales and earnings compared to 13 weeks during the second quarter of fiscal 2002. Fiscal 2002, therefore, represents 52 weeks of sales and earnings compared to 53 weeks during fiscal 2001.

The quarterly sales and earnings pattern in any given year may not be indicative of quarterly results to be expected in any other year.



Patents and Trademarks

Boston Acoustics holds eleven United States patents and numerous international patents, which relate to certain audio technologies, assemblies and cabinet design. The Company also currently has several registered trademarks including Boston(R), Boston Acoustics(R), PowerVent(R), BassTrac(R), MagnaGuard(R), Voyager(R), SoundBar(R), Boston Rally(R), DirectVent(R), Kortec(R), ProSeries(R), SST(R),

VR(R) and RadialVent(R). Trademarks used by the Company's subsidiary, Snell Acoustics ("Snell") include Snell Acoustics, Snell Multimedia, Snell Music & Cinema, and Room Ready(R). The Company believes that its growth, competitive position and success in the marketplace are more dependent on its technical and marketing skills and expertise than upon the ownership of patent and trademark rights. There can be no assurance that any patent or trademark would ultimately be proven valid if challenged.

Significant Customers

The Company's financial results for the fiscal year ended March 30, 2002 include significant OEM sales of multimedia speaker systems to Gateway. The terms of these sales are governed by the Master Supply Agreement between Gateway and the Company which defines such issues as ordering and invoicing procedures, shipping charges, warranties, repair service support, product safety requirements, etc. This Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements; therefore, purchase orders by Gateway may fluctuate significantly from quarter to quarter. Based on information currently available from our OEM customer, the Company anticipates that our OEM sales should decrease during the fiscal year ending March 29, 2003. Although the loss of Gateway as a customer or the loss of any significant portion of orders from Gateway could have a material adverse effect on the Company's business, results of operations and financial condition, the Company's management has taken steps which it believes will mitigate the adverse consequences of the expected decline in orders from Gateway.

Backlog

The Company currently has no significant backlog. The Company's policy is to maintain sufficient inventories of finished goods to fill all orders within two business days of receipt.

Warranties

Boston Acoustics warrants its home speakers to be free from defects in materials and workmanship for a period of five years, its Designer Series speakers for a period of two years, its automotive speakers for one year and its multimedia audio speaker systems for a period of one to three years. During the years ended March 30, 2002, March 31, 2001, and March 25, 2000, warranty costs recorded by the Company were approximately $174,000, $270,000, and $221,000, respectively.

Employees

As of May 18, 2002, the Company had 271 full-time employees who were engaged as follows: 144 in production and materials management; 51 in engineering and development; 48 in marketing and sales support; and 28 in administration.

None of the Company's employees are represented by a collective bargaining agreement and the Company believes that its relations with its employees are satisfactory.

Executive Officers of the Registrant

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 13, 2002.

Item 2. Properties

The Company owns its principal executive offices and manufacturing facilities which sit on 15 acres of land at 300 Jubilee Drive, Peabody, Massachusetts.

The Company's subsidiary, Snell Acoustics, leases all of the properties used in its business. Snell maintains its principal executive offices and manufacturing facilities at 143 Essex Street, Haverhill, Massachusetts. A total of 65,090 square feet of space is leased from an unrelated party under an operating lease which expires in September 2002.

Item 3. Legal Proceedings

There are no material legal proceedings affecting the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2002.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters

The common stock of Boston Acoustics, Inc. has been listed on the NASDAQ National Market System under the symbol BOSA since its initial public offering on December 12, 1986. The following table sets forth high and low closing prices by quarter as reported by NASDAQ:

                                  Fiscal 2002          High        Low
                                  First Quarter       11.750      10.100
                                  Second Quarter      12.050       8.530
                                  Third Quarter       12.150       8.750
                                  Fourth Quarter      12.000       9.260

                                  Fiscal 2001          High        Low
                                  First Quarter       12.438       9.125
                                  Second Quarter      14.125      10.813
                                  Third Quarter       15.688      12.375
                                  Fourth Quarter      15.625      10.766

There were approximately 107 shareholders of record as of March 30, 2002. Shareholders who beneficially own common stock held in nominee or street name are not included in the number of shareholders of record.

Item 6. Selected Financial Data

The selected financial data presented below are derived from the Company's audited financial statements for each year in the five-year period ended March 30, 2002.

(Amounts in Thousands Except Per Share Data)

                                         2002      2001      2000      1999      1998
Income Statement Data
Net Sales                             $83,199  $117,713  $107,998  $117,968   $82,399
Net Income                              3,910     3,897     6,647    11,264     9,576
Basic Earnings Per Share                 0.82      0.79      1.32      2.26      1.83
Diluted Earnings Per Share               0.82      0.79      1.25      2.14      1.74
Weighted Average Shares Outstanding
  Basic                                 4,775     4,914     5,017     4,988     5,232
  Diluted                               4,785     4,962     5,303     5,255     5,512
Dividends Per Share                      0.34      0.34      0.34      0.34      0.33
Balance Sheet Data
Working Capital                       $22,668  $ 32,502  $ 24,702  $ 29,471   $20,319
Total Assets                           48,418    58,032    52,737    53,239    42,499
Shareholders' Equity                   37,998    38,879    36,546    33,872    23,904

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the results of operations for the years ended March 30, 2002, March 31, 2001, and March 25, 2000 expressed as percentages of net sales.

                                                    For the Year Ended

                                         March 30,     March 31,    March 25,
                                           2002         2001          2000
                                        (52 weeks)   (53 weeks)   (52 weeks)
-----------------------------------------------------------------------------

Net sales                                100.0%       100.0%            100.0%

Cost of goods sold                        68.5         73.5              68.8
-----------------------------------------------------------------------------

  Gross profit                            31.5         26.5              31.2

Selling and marketing expenses            12.5         10.8              10.3
General and administrative expenses        5.8          4.6               4.7
Engineering and development expenses       6.3          4.5               5.5
-----------------------------------------------------------------------------
   Total operating expenses               24.6         19.9              20.5
-----------------------------------------------------------------------------

   Income from operations                  6.9          6.6              10.7

Interest income (expense), net            (0.2)        (0.5)             (0.6)

Other expense, net                        (0.1)        (0.4)             (0.1)

  Income before provision for
    income taxes                           6.6          5.7              10.0

Provision for income taxes                 1.9          2.4               3.9
-----------------------------------------------------------------------------

  Net income                               4.7%         3.3%              6.1%
=============================================================================

Fiscal 2002 Compared with Fiscal 2001

Net sales for the fiscal year decreased 29%, to $83.2 million compared to $117.7 million in fiscal 2001. Fiscal 2002 reflects 52 weeks of sales and earnings compared to 53 weeks during fiscal 2001. The overall sales decrease was the result of a 53% (approximately $30.9 million) decrease in sales of the OEM and multimedia segment accompanied with a 6% (approximately $3.6 million) decrease in sales of the Core business segment compared to fiscal 2001. Both business segments were negatively impacted by the downturn in the global economy, particularly the softness in the personal computer business, and International core sales compared to fiscal 2001. Despite the drop in sales, however, net income remained essentially the same as a year ago, at $3.9 million, and diluted earnings per share rose from $0.79 to $.82.

During fiscal 2002, the Company's OEM and multimedia segment sales were primarily sold through our OEM customer, Gateway, Inc. ("Gateway"), a leading direct marketer of PC products. The Company's sales to Gateway were primarily three-piece speaker systems during fiscal 2002 as compared to both three-piece and two-piece speaker systems in fiscal 2001. During the first nine months of fiscal 2002, products sold to Gateway included the Digital BA735 subwoofer/satellite system and the Digital BA7500 thin panel audio system designed for desktop theater applications such as DVD movies and PC games. During the fourth quarter of fiscal 2002, the Company replaced these two speaker systems with the BA745 and BA7800, models with enhanced feature sets compared to the digital models they replaced.

New product introductions throughout fiscal 2002 in the Core home entertainment product categories contributed to the improvement in our overall operating results despite the difficult uncertainty in the U.S. economy and international markets. During the year, the Company expanded its successful range of VR-M series of loudspeakers with the addition of two floor-standing models. The VR-M80 and the VR-M90 with suggested retails of $2,000 and $2,700 per pair, respectively, are available in cherry real wood veneer. The Company introduced its Boston Bravo(TM), a multi-purpose, compact speaker suitable for use as a surround speaker, a main speaker or a speaker for background music applications. The Boston Bravo, available in white or black, retails for $200. A matching center channel version, the Boston Bravo Center, retailing for $250 each, is suitable for placement on top of tube televisions. During the third quarter of fiscal 2002, the Company introduced the new Unity DVD Home Theater System. The Unity is a co-branded system featuring a high-performance receiver/DVD player manufactured by Kenwood Corporation and a six-speaker Boston Acoustics' home theater system, including an 8-inch,100-watt powered subwoofer. The Unity has a manufacturer's suggested retail price ("MSRP") of $1,000. The Company also introduced two new home theater six-speaker systems during the fall of 2001. The System 9000II, with a suggested retail of $1,000, is comprised of two Micro 90x II front satellite speakers, two Micro 80x II surround speakers, a Micro 90c II center channel speaker and a matching 10-inch, 120-watt powered subwoofer. The System 9500, with a suggested retail of $1,500, is a 5.1 speaker package consisting of a 12-inch, 300-watt powered subwoofer, four Micro 90x II satellites, and a Micro 90c II center channel. Both the System 9000II and the System 9500 are available in traditional black finish or buffed silver-gray finish.

During the second quarter of fiscal 2002, the Company made initial shipments of its new VRi Series of installed speaker systems consisting of six models of unique in-wall rectangles and ceiling-mount rounds. The VRi Series, with suggested retails ranging from $700 to $2,000 per pair, offer high-end in-home solutions for custom installations. To complement the Designer line of products, the Company introduced a series of installed subwoofers. The series consists of the VriSub82 in-wall subwoofer and the Sub10F in-floor subwoofer, both with suggested retails of $500 each, and the SA1 subwoofer power amplifier which retails for $600.

The Company's gross margin increased as a percentage of net sales from 26.5% in fiscal 2001 to 31.5% in fiscal 2002. The increase was primarily the result of improved manufacturing efficiencies, reduced scrap and rework costs, the elimination of contract labor and off-site warehousing costs, as well as, lower inventory write-offs for obsolete and slow-moving inventory as compared to the same period a year ago. The OEM/Multimedia segment sales, which has lower gross margins, represented only 32.8% of total net sales during fiscal 2002 as compared to 49.5% of total net sales in fiscal 2001. The combination of the smaller portion of OEM/Multimedia segment sales, the introduction of new core products designed with higher gross margins and the enhanced manufacturing efficiencies resulted in an improvement in our overall gross margin.

Total operating expenses, despite increasing as a percentage of net sales from 19.9% to 24.6% due to the lower overall sales level, decreased in absolute dollars by approximately $3.0 million. Selling and marketing expenses have decreased by approximately $2.2 million primarily due to a decrease in salaries and related expenses, lower travel expenditures and reduced advertising costs associated with both the Core and multimedia product categories. General and administrative expenses have decreased by approximately $664,000. The decrease is primarily attributable to the write down of the goodwill of Boston Acoustics Deutschland, GmbH during fiscal 2001, along with a reduction in certain administrative expenses pertaining to the subsidiary. In addition, the Company had lower expenses during fiscal 2002 relating to personnel recruitment and insurance costs. The decrease of approximately $64,000 of engineering and development expenses is attributed to lower payroll-related expenses, lower travel expenditures and a decrease in depreciation expenses related to research and development equipment as compared to the same period a year ago.

Interest expense, net for the fiscal year decreased in both absolute dollars and as a percentage of net sales compared to the corresponding period a year ago. The decrease is due to lower borrowing rates and the repayment of $9.0 million of the Company's outstanding line of credit during fiscal 2002.

Other expense, net for fiscal 2002 included a charge of approximately $69,000 for foreign currency translation losses related to the strength of the USD and its effect on the Company's foreign subsidiaries.

The Company's effective income tax rate decreased during fiscal 2002 from 42.4% to 28.5% primarily resulting from the U.S. Company's fourth quarter bad debt deduction for intercompany receivables from its wholly-owned German subsidiary. The write-off of this receivable created taxable income in the German subsidiary that will allow the Company to utilize and benefit the net operating loss carryforwards associated with the German subsidiary.

Net income for fiscal 2002 remained consistent with fiscal 2001 at approximately $3.9 million, while diluted earnings per share increased 4% to $0.82 per share as compared to the same period a year ago. Net income remained consistent in spite of the 29% reduction in net sales due to increased gross margin percentages in the Core business, lower percentage of overall sales attributed to the OEM/Multimedia segment, reduced operating expenses, reduced interest charges, and a lower effective income tax rate.

Fiscal 2001 Compared with Fiscal 2000

Net sales increased 9%, from approximately $108.0 million in fiscal 2000 to $117.7 million in fiscal 2001. Because the Company works on a 5-4-4 week quarter, there is an extra week of sales and operations every five years. The second quarter of fiscal 2001 represents 14 weeks of sales and earnings compared to 13 weeks during the second quarter of fiscal 2000. Fiscal 2001, therefore, represents 53 weeks of sales and earnings compared to 52 weeks during fiscal 2000.

The overall sales increase was due to increases in both business segments during the first eight months of the fiscal year offset by the slowing economy and industry-wide decline in U.S. retail sales that began impacting the Core segment in December 2000. Although the OEM and Multimedia segment reflected an increase over the corresponding period a year ago, the increase was lower than originally expected. The overall sales increase in the OEM and Multimedia segment resulted primarily from sales of the BA65, the Company's first entry-level speaker system for computers. The BA65, a powered two-piece speaker system that offers performance similar to Boston's more expensive multimedia products was introduced in June 2000 and was made available through our OEM customer, Gateway. In addition, the Company experienced increased sales of its retail range of multimedia speaker systems offered through Multimedia retail and distribution channels.

New product introductions in the Core home entertainment product categories during the second and third quarters of fiscal 2001 contributed to the overall results of the Core segment. The VR-MC center channel speaker system and the VR-MX surround speaker were introduced to compliment the VR-M50 and VR-M60 Monitor bookshelf speaker systems introduced last fiscal year. The VR-MC with a suggested retail of $600 and the VR-MX with a suggested retail of $800 per pair are both available in cherry or black ash real wood veneer. The Lynnfield VR910 and VR920 high performance center channel speaker systems with suggested retails of $350 and $600, respectively, have end caps shaped and colored to match the design of our Lynnfield VR900 series of floor standing speakers. These models were introduced during the first quarter of fiscal 2001. Sales of the PowerVent(R) powered subwoofer systems introduced last fiscal year continued to augment the Core business and offer high-quality bass reproduction for home entertainment systems. The CX line of after-market automotive speakers was replaced by the FX Series during the third quarter of fiscal 2001. The new FX Series includes nine models ranging from $70 per pair to $140 per pair U.S. (MSRP). In addition, during the last half of the year, the Company introduced a new entry-level line of component automotive systems, the FS Series. The FS50 and FS60 with suggested retails of $220 each and the FS80 with a suggested retail of $230 deliver high quality sound and broaden our product range of after-market automotive speaker systems.

The Company's gross margin decreased as a percentage of net sales from 31.2% in fiscal 2000 to 26.5% in fiscal 2001 due to increased production expenses including those associated with the Company's efforts to complete the fulfillment of back orders experienced during the first quarter of fiscal 2001. These expenses included the hiring of temporary contract labor, increased overtime and rework, as well as higher scrap, freight, and warehousing costs as compared to the same period a year ago. Gross margins were also negatively impacted by the sales mix of the OEM/Multimedia segment of sales, which have lower gross margins and represented a larger portion of total net sales in fiscal 2001 as compared to fiscal 2000. During the fourth quarter of fiscal 2001, the Company's gross margin was affected by write-offs for obsolete and slow-moving inventory, rework of specific finished goods inventory, and restructuring charges related to the cutbacks of personnel in both January and March of 2001.

During fiscal 2001, total operating expenses increased by approximately $1.3 million but decreased as a percentage of net sales from 20.5% to 19.9%. Selling and marketing expenses increased by approximately $1.5 million, as well as, increased as a percentage of net sales primarily due to increased salaries and benefits relating to additional personnel hired in the beginning of the fiscal year and increased advertising and related expenditures associated with both the Core and Multimedia product categories. General and administrative expenses increased by approximately $354,000 while decreasing slightly as a percentage of net sales. The increase is attributable to increases in payroll-related costs, insurance expenses, and the write down of the goodwill associated with the acquisition of the Company's German subsidiary in fiscal 1999. Engineering and development expenses decreased by approximately $620,000, as well as, decreased as a percentage of net sales primarily due to lower consulting fees and lower outside services as compared to the same period a year ago.

Interest expense, net for the fiscal year decreased by approximately $82,000 and as a percentage of net sales compared to the corresponding period a year ago, due to lower borrowing rates, despite an increase in the Company's line of credit borrowings during the second fiscal quarter of approximately $5 million.

Other expense, net for fiscal 2001 include a charge of approximately $434,000 for foreign currency translation losses related to the strength of the USD and its effect on the Company's foreign subsidiaries.

The Company's effective income tax rate increased during fiscal 2001 from 38.6% to 42.4% primarily as a result of the inability to benefit net operating losses sustained by the Company's subsidiaries outside the U.S., including the foreign currency translation charge recorded in the fourth quarter and higher state tax liabilities as compared to a year ago.

Net income decreased 41% to approximately $3.9 million, while diluted earnings per share decreased 37% to $0.79 per share as compared to the same period a year ago. The decrease in net income for fiscal 2001 is primarily the result of the increases in production expenses during the year, inventory rework and write-downs during the fourth quarter, a change in the product mix in the OEM and Multimedia business segment resulting in lower gross margins, and higher foreign currency translation costs as compared to the same period a year ago.

Liquidity and Capital Resources

As of March 30, 2002, the Company's working capital was approximately $22,668,000, a decrease of approximately $9,800,000 from March 31, 2001. The decrease in working capital was primarily due to decreases in inventory and accounts receivable, as well as, an increase in the current maturity of the line of credit, partially offset by an increase in cash and cash equivalents. At March 30, 2002, the Company's inventory decreased by approximately $10,252,000 compared to March 31, 2001 levels, primarily as a result of a reduction in purchases pertaining to both the Core and OEM segments of the business. Cash and cash equivalents increased by approximately $2,349,000, compared to levels at the end of fiscal 2001 primarily due to cash provided by operating activities exceeding cash expended for repayments of the line of credit as well as purchases of treasury stock. Current liabilities increased by approximately $1,277,000 to approximately $10,402,000 primarily as a result of an increase in the current maturity of the line of credit. Long-term debt decreased by $10,000,000 as a result of repayments of $9,000,000 and a reclassification of the remaining $1,000,000 to current liabilities during fiscal 2002. The Company has two lines of credit with two banking institutions totaling $26,500,000. At March 30, 2002, the Company had borrowings totaling $2,500,000 under its $25 million revolving credit agreement and $0 outstanding under its $1.5 million revolving credit agreement. On May 1, 2002, the Company renewed its $25 million revolving credit agreement for a term of three years maturing on July 1, 2005.

Net cash increased in fiscal 2002 and fiscal 2001 by $2,349,000 and $1,279,000, respectively. Net cash decreased in fiscal 2000 by $590,000. Net cash provided by operating activities in fiscal years 2002, 2001 and 2000 was approximately $18,138,000, $1,117,000, and $15,187,000, respectively. Differences in cash flows from operating activities over this three-year period were primarily related to significant year-to-year changes in net income, accounts receivable, inventories and accounts payable. Net cash used in investing activities for fiscal years 2002, 2001 and 2000 was approximately $1,950,000, $3,323,000, and
$4,483,000, respectively. Net cash used in investing activities in fiscal years 2002, 2001 and 2000 were for improvements to the existing facility and purchases of property and equipment. Net cash (used in) provided by financing activities in fiscal years 2002, 2001 and 2000 was approximately ($13,840,000), $3,485,000, and ($11,294,000), respectively. In fiscal 2002, net cash used in financing activities included $9,000,000 of repayments of borrowings under one of the Company's credit facilities. In addition, during fiscal 2002, the Company repurchased 332,200 shares of common stock for approximately $3,192,000. In fiscal 2001, net cash provided by financing was the result of net borrowings under one of the Company's line of credit of approximately $5,048,000. In fiscal 2000, net cash used in financing activities included $7,313,000 of net repayments of borrowings under one of the Company's credit facilities. In addition, during fiscal 2000, the Company repurchased 172,500 shares of common stock for approximately $2,428,000.

The Company believes that its current resources are adequate to meet its requirements for working capital and capital expenditures at least through fiscal 2003.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe that our most critical accounting policies include revenue recognition, sales returns and other allowances and allowance for bad debts, and inventory related reserves.

   Revenue Recognition

         We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition.

         Revenue is recognized when products are (1) shipped to customers provided that there are no uncertainties regarding customer acceptance,
         (2) when the sales price is fixed or determinable and (3) collection of the related receivable is probable. At the time of revenue recognition, we provide reserves for sales returns and rebates, timely pay discounts, and freight reserves. The determination of criteria (4) and (5) are based on management's judgements regarding the fixed nature of sales price for the products delivered and the collectibility of those amounts. At the time of revenue recognition, we accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions.

   Sales returns and other allowances, and allowance for bad debts

         Our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends and changes in customer demand for our products when evaluating the adequacy of the reserve for sales returns and other allowances. Significant management judgements and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Similarly, our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Historically, we have not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

   Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of raw material and work-in-process and finished goods. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

         We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. As demonstrated during 2001, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financials Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill as well as certain other intangible assets determined to have an infinite life will no longer be amortized; instead, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended March 29, 2003. The Company's adoption of SFAS No.141 and 142 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supercedes SFAS No. 121. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (i) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (ii) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. This statement is effective for the Company for the first quarter in the fiscal year ended March 29, 2003. The Company does not believe the adoption of this statement will have a material impact on its financial position.

Quantitative and Qualitative Disclosures about Market Risk

(a) Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

As of March 30, 2002, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are considered cash equivalents and consist of money market accounts. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

(b)  Primary Market Risk Exposures

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

For the year ended March 30, 2002, foreign currency translation losses were approximately $69,000 and were the result of a strong USD as compared to the foreign currencies of the Company's subsidiaries. As of March 30, 2002, the Company had not engaged in any foreign currency hedging activities.

Significant Customers

The Company's financial results for the fiscal year ended March 30, 2002 include significant OEM sales of multimedia speaker systems to Gateway. During fiscal 2002, Gateway accounted for 31% of the Company's net sales. The terms of these sales are governed by the Master Supply Agreement between Gateway and the Company which defines such issues as ordering and invoicing procedures, shipping charges, warranties, repair service support, product safety requirements, etc. This Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements; therefore, purchase orders by Gateway may fluctuate significantly from quarter to quarter. Based on information currently available from our OEM customer, the Company anticipates that our OEM sales should decrease during fiscal 2003 as compared to fiscal 2002. Although the loss of Gateway as a customer or the loss of any significant portion of orders from Gateway could have a material adverse effect on the Company's business, results of operations and financial condition, the Company's management has taken steps which it believes will mitigate the adverse consequences of the expected decline in orders from Gateway.

International Operations

Export sales accounted for approximately 15% of the Company's net sales during fiscal 2002 and 17% during fiscal 2001 and fiscal 2000, respectively, with sales concentrations in Europe, Asia and Canada. The Company also distributes its products through its three foreign subsidiaries. The Company obtains a substantial supply of inventory from manufacturers located in foreign countries. The Company has no long-term, fixed price contracts or arrangements for inventory supplied by such foreign manufacturers. The Company could readily obtain such inventory from other sources, but there can be no assurance that it would not be at some delay. Any substantial delay in obtaining inventory from another supplier could have an adverse effect on the Company's business, results of operations and financial condition. A number of factors beyond the control of the Company, including, but not limited to, changes in world politics, unstable governments in foreign customer and manufacturer nations and inflation, may affect the operations or financial condition of the Company's foreign customers and manufacturers, as well as the timing of orders and deliveries of Boston Acoustics' products by such customers and manufacturers.

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

Item 8. Financial Statements and Supplementary Data

The Financial Statements of the Company are set forth following Page 20 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b), the information required by this item concerning executive officers, including certain information incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 13, 2002 concerning Andrew G. Kotsatos, who is the Chairman of the Board and Treasurer of the Company, Moses
A. Gabbay, Chief Executive Officer of the Company, and Allan J. Evelyn, President, is set forth in Part I, Item 1, hereof, under the heading "Executive Officers of the Registrant". Information concerning Directors, including Messrs. Kotsatos, Gabbay and Evelyn, is incorporated by reference to the sections entitled "Proposal No. 1 - Election of Directors", "Board of Directors" and "Compensation Interlocks and Insider Participation" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 13, 2002.

There is incorporated herein by reference to the discussion under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 13, 2002 the information with respect to delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the sections entitled "Executive Compensation" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 13, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

The information required by this item is incorporated by reference to the section entitled "Principal and Management Stockholders" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 13, 2002.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled "Certain Relationships and Transactions" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 13, 2002.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form
         8-K.

(a) The following documents are included as part of this report:

         (1) Financial Statements

         See the Index to Financial Statements following Page 20 of this report.

         (3) Listing of Exhibits

                  Exhibits
                  --------

         3.1.         -  Articles of Organization (1)
         3.2.         -  Amendment to Articles of Organization (1)
         3.3.         -  Second Amendment to Articles of Organization (1)
         3.4.         -  Bylaws (1)
         4.1.         -  Specimen Share Certificate (1)
         10.1.+       -  1996 Stock Plan adopted by Boston Acoustics, Inc.
                         on February 20, 1996, as amended (3)
         10.2.+       -  1986 Incentive Stock Option Plan adopted by Boston
                         Acoustics, Inc. on October 15, 1986, as amended (2)
         10.3.+       -  1997 Stock Plan adopted by Boston Acoustics, Inc. on
                         May 28, 1997, as amended (7)
         10.4.#       -  Purchase Agreement dated March 27, 1997 by and between
                         Gateway 2000, Inc. and Boston Acoustics, Inc. (3)
         10.5.#       -  Letter of Agreement dated January 14, 1997 by and
                         between Gateway 2000, Inc. and Boston Acoustics, Inc.
                         (3)
         10.6.#       -  Master Supply Agreement dated July 19, 1999 by and
                         between Gateway, Inc. and Boston Acoustics, Inc. (4)
         10.7.#       -  Letter of Agreement dated December 22, 1997 by and
                         between Gateway 2000, Inc. and Boston Acoustics,
                         Inc. (5)
         10.8.#       -  Letter of Agreement dated May 14, 1998 by and between
                         Gateway 2000, Inc. and Boston Acoustics, Inc. (8)
         10.9. *      -  Amended and Restated Loan Agreement dated as of May 1,
                         2002 between Boston Acoustics, Inc. and Citzens Bank
                         of Massachusetts.
         10.10.*      -  Amended and Restated Revolving Credit Note dated as of
                         May 1, 2002 in the amount of $25,000,000 made by
                         Boston Acoustics, Inc. payable to the order of Citizens
                         Bank of Massachusetts.
         13.   **     -  2002 Annual Report to Shareholders
         21.          -  Subsidiaries of the Registrant (3)
         23.   *      -  Consent of Independent Public Accountants
         99.1         -  "Safe Harbor" Statement under Private Securities
                         Litigation Reform Act of 1995 (6)
         99.2*        -  Letter to the Securities and Exchange Commission
                         regarding Arthur Andersen LLP

*    Indicates an exhibit which is filed herewith.
**   Indicates an exhibit which is filed subsquently.
+    Indicates an exhibit which constitutes an executive compensation plan.
# Indicates that portions of the exhibit have been omitted pursuant to an order granting a request for confidential treatment.

___________________

(1) Incorporated by reference to the similarly numbered exhibits in Part II of the Company's Registration Statement on Form S-1, File No. 33-9875.

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

(4) Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended September 25, 1999.

(5) Incorporated by reference to Exhibit 10.A. to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997.

(6) Incorporated by reference to the similarly numbered exhibit in Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended March 30, 1996.

(7) Incorporated by reference to Exhibit 4.1. to the Company's Registration Statement on Form S-8, File No. 333-84714.

(8) Incorporated by reference to Exhibit 10.L. to the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1998.


(b)    Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the last quarter covered by this report, and no other such reports were filed subsequent to March 30, 2002 through the date of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on the 3rd day of June 2002.

                                            BOSTON ACOUSTICS, INC.
                                             (Registrant)


                                            BY: s/ Andrew G. Kotsatos
                                                -------------------------------
                                                Andrew G. Kotsatos
                                                Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                     Capacities                                  Date

s/ Andrew G. Kotsatos                                                    6/03/02
----------------------------   Director, Chairman of the
Andrew G. Kotsatos             Board and Treasurer

s/ Moses A. Gabbay                                                       6/03/02
----------------------------   Director and Chief Executive
Moses A. Gabbay                Officer

s/ Allan J. Evelyn                                                       6/03/02
----------------------------   Director and President
Allan J. Evelyn

s/ Debra A. Ricker-Rosato                                                6/03/02
----------------------------   Vice President and
Debra A. Ricker-Rosato         Chief Accounting Officer

s/ Alexander E. Aikens, III                                              6/03/02
----------------------------   Director
Alexander E. Aikens, III

s/ George J. Markos                                                      6/03/02
----------------------------   Director
George J. Markos

s/ Lisa M. Mooney                                                        6/03/02
----------------------------   Director
Lisa M. Mooney

s/ Fletcher H. Wiley                                                     6/03/02
----------------------------   Director
Fletcher H. Wiley

Index



                                                                        Page

Report of Independent Public Accountants                                   1

Consolidated Balance Sheets--March 30, 2002 and
March 31, 2001                                                             2

Consolidated Statements of Income for the Years Ended
March 30, 2002, March 31, 2001 and March 25, 2000                          3

Consolidated Statements of Shareholders' Equity for the
Years Ended March 30, 2002, March 31, 2001 and March 25, 2000              4

Consolidated Statements of Cash Flows for the Years
Ended March 30, 2002, March 31, 2001 and March 25, 2000                    5

Notes to Consolidated Financial Statements                              6-19

Report of Independent Public Accountants


To Boston Acoustics, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Boston Acoustics, Inc. (a Massachusetts corporation) and subsidiaries (the Company) as of March 30, 2002 and March 31, 2001 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Acoustics, Inc. and subsidiaries as of March 30, 2002 and March 31, 2001 and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2002 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP
Arthur Andersen LLP
Boston, Massachusetts
May 13, 2002

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets



                                                                             March 30,       March 31,
Assets                                                                         2002            2001
Current Assets:
   Cash and cash equivalents                                               $  5,134,558    $  2,785,846
   Accounts receivable, net of allowance for doubtful
     accounts of approximately $366,000 and $385,000
     in 2002 and 2001, respectively                                          10,830,538      11,426,411
   Inventories                                                               14,370,308      24,622,417
   Deferred income taxes                                                      1,724,000       2,044,000
   Prepaid expenses and other current assets                                  1,010,792         747,844
                                                                           ------------    ------------

         Total current assets                                                33,070,196      41,626,518
                                                                           ------------    ------------

Property and Equipment, at cost:
   Machinery and equipment                                                   16,833,179      15,132,205
   Building and improvements                                                  8,795,567       8,816,515
   Office equipment and furniture                                             5,067,810       4,907,967
   Land                                                                       1,815,755       1,815,755
   Motor vehicles                                                               255,956         253,164
                                                                           ------------    ------------

                                                                             32,768,267      30,925,606


   Less--Accumulated depreciation and amortization                           18,848,303      15,533,147
                                                                           ------------    ------------

                                                                             13,919,964      15,392,459
                                                                           ------------    ------------

Other Assets, Net                                                             1,428,286       1,012,671
                                                                           ------------    ------------



                                                                           $ 48,418,446    $ 58,031,648
                                                                           ============    ============


                                                                             March 30,       March 31,
Liabilities and Shareholders' Equity                                           2002            2001
Current Liabilities:
   Accounts payable                                                        $  5,230,684    $  2,743,371
   Accrued payroll and payroll-related expenses                               1,185,529       1,779,942
   Dividends payable                                                            390,626         418,990
   Other accrued expenses                                                     1,095,369       2,682,654
   Current maturity of line of credit                                         2,500,000       1,500,000
                                                                           ------------    ------------



         Total current liabilities                                           10,402,208       9,124,957
                                                                           ------------    ------------

Line of Credit, Net of Current Maturity                                               -      10,000,000
                                                                           ------------    ------------

Commitments (Note 9)

Minority Interest in Joint Venture                                               18,265          27,325
                                                                           ------------    ------------


Shareholders' Equity:
   Common stock, $0.01 par value-
     Authorized--8,000,000 shares
     Issued--5,100,314 and 5,101,814 shares in
       2002 and 2001, respectively                                               51,003          51,018
   Additional paid-in capital                                                 1,191,988       1,191,973
   Subscriptions receivable                                                    (272,917)       (292,417)
   Retained earnings                                                         42,648,558      40,357,136
                                                                           ------------    ------------

                                                                             43,618,632      41,307,710

   Less--Treasury stock, 504,700 and 172,500 shares in
   2002 and 2001, respectively, at cost                                       5,620,659       2,428,344
                                                                           ------------    ------------

         Total shareholders' equity                                          37,997,973      38,879,366
                                                                           ------------    ------------

                                                                           $ 48,418,446    $ 58,031,648
                                                                           ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

                                                                                  For the Year Ended
                                                                                  ------------------
                                                                    March 30, 2002   March 31, 2001  March 25, 2000
Net Sales                                                           $   83,198,583   $  117,712,559  $  107,997,650

Cost of Goods Sold                                                      56,998,493       86,469,935      74,248,866
                                                                    --------------   --------------  --------------

         Gross profit                                                   26,200,090       31,242,624      33,748,784
                                                                    --------------   --------------  --------------

Selling and Marketing Expenses                                          10,446,858       12,689,399      11,166,266

General and Administrative Expenses                                      4,806,545        5,470,738       5,116,648

Engineering and Development Expenses                                     5,252,466        5,316,005       5,935,690
                                                                    --------------   --------------  --------------

         Total operating expenses                                       20,505,869       23,476,142      22,218,604
                                                                    --------------   --------------  --------------

         Income from operations                                          5,694,221        7,766,482      11,530,180

Interest Income                                                            155,910          120,241         111,941

Interest Expense                                                          (310,773)        (681,624)       (754,982)

Other Expense, Net                                                         (68,959)        (433,782)        (65,622)
                                                                    --------------   --------------  --------------

         Income before provision for income taxes                        5,470,399        6,771,317      10,821,517

Provision for Income Taxes                                               1,560,000        2,874,000       4,175,000
                                                                    --------------   --------------  --------------

         Net income                                                 $    3,910,399   $    3,897,317  $    6,646,517
                                                                    ==============   ==============  ==============

Net Income per Share:
   Basic                                                            $         0.82   $         0.79  $         1.32
                                                                    ==============   ==============  ==============
   Diluted                                                          $         0.82   $         0.79  $         1.25
                                                                    ==============   ==============  ==============

Weighted Average Common Shares Outstanding (Note 2):
   Basic                                                                 4,774,746        4,914,206       5,016,954
                                                                    ==============   ==============  ==============
   Diluted                                                               4,784,926        4,962,027       5,302,734
                                                                    ==============   ==============  ==============

Dividends per Share                                                 $         0.34   $         0.34  $         0.34
                                                                    ==============   ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

                                              Common Stock       Additional                                               Total
                                          Number of   $0.01 Par   Paid-in    Subscriptions    Retained     Treasury    Shareholders'
                                           Shares       Value     Capital      Receivable     Earnings       Stock        Equity
Balance, March 27, 1999                   5,011,700   $  50,117  $  636,581  $           -   $33,185,516  $         -   $33,872,214

   Exercise of stock options and
   warrants                                  69,064         690     281,953       (126,667)            -            -       155,976

   Dividends                                      -           -           -              -    (1,700,121)           -    (1,700,121)

   Purchase of 172,500 shares of
   common stock                                   -           -           -              -             -   (2,428,344)   (2,428,344)

   Net income                                     -           -           -              -     6,646,517            -     6,646,517
                                          ---------   ---------  ----------  -------------   -----------  -----------   -----------

Balance, March 25, 2000                   5,080,764      50,807     918,534       (126,667)   38,131,912   (2,428,344)   36,546,242

   Exercise of stock options                 21,050         211     273,439       (209,950)            -            -        63,700

   Repayment of subscriptions
   receivable                                     -           -           -         44,200             -            -        44,200

   Dividends                                      -           -           -              -    (1,672,093)           -    (1,672,093)

   Net income                                     -           -           -              -     3,897,317            -     3,897,317
                                          ---------   ---------  ----------  -------------   -----------  -----------   -----------

Balance, March 31, 2001                   5,101,814      51,018   1,191,973       (292,417)   40,357,136   (2,428,344)   38,879,366

   Repurchase of common stock and
   forgiveness of subscription receivable    (1,500)        (15)         15         19,500             -            -        19,500

   Purchase of 332,200 shares of
   common stock                                   -           -           -              -             -   (3,192,315)   (3,192,315)

   Dividends                                      -           -           -              -    (1,618,977)           -    (1,618,977)

   Net income                                     -           -           -              -     3,910,399            -     3,910,399
                                          ---------   ---------  ----------  -------------   -----------  -----------   -----------

Balance, March 30, 2002                   5,100,314   $  51,003  $1,191,988  $    (272,917)  $42,648,558  $(5,620,659)  $37,997,973
                                          =========   =========  ==========  =============   ===========  ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON ACQUSTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows


                                                                                    For the Year Ended
                                                                     March 30, 2002    March 31, 2001   March 25, 2000
Cash Flows from Operating Activities:
   Net income                                                       $     3,910,399   $     3,897,317  $     6,646,517
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization                                        3,317,849         3,737,753        2,740,763
     Deferred income taxes                                                        -          (597,000)         (72,000)
     Changes in assets and liabilities, net of acquisition-
       Accounts receivable                                                  595,873         1,206,221          (45,713)
       Inventories                                                       10,252,109        (5,288,902)       2,318,332
       Prepaid expenses and other current assets                           (262,948)          277,025         (546,695)
       Accounts payable                                                   2,487,313        (3,258,787)       3,536,957
       Accrued payroll and other accrued expenses                        (2,162,198)        1,143,124          968,745
       Accrued income taxes                                                       -                 -         (359,689)
                                                                    ---------------   ---------------  ---------------

         Net cash provided by operating activities                       18,138,397         1,116,751       15,187,217
                                                                    ---------------   ---------------  ---------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                   (1,842,661)       (3,275,681)      (4,090,642)
   Increase in other assets                                                (107,368)          (47,274)        (392,093)
                                                                    ---------------   ---------------  ---------------

         Net cash used in investing activities                           (1,950,029)       (3,322,955)      (4,482,735)
                                                                    ---------------   ---------------  ---------------

Cash Flows from Financing Activities:
   Proceeds from exercise of stock options                                        -            63,700          155,976
   Net proceeds from (payments on) line of credit                        (9,000,000)        5,047,713       (7,312,731)
   Purchase of treasury stock                                            (3,192,315)                -       (2,428,344)
   Dividends paid                                                        (1,647,341)       (1,670,304)      (1,708,888)
   Repayment of subscriptions receivable                                          -            44,200                -
                                                                    ---------------   ---------------  ---------------

         Net cash (used in) provided by financing activities            (13,839,656)        3,485,309      (11,293,987)
                                                                    ---------------   ---------------  ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                      2,348,712         1,279,105         (589,505)

Cash and Cash Equivalents, beginning of fiscal year                       2,785,846         1,506,741        2,096,246
                                                                    ---------------   ---------------  ---------------

Cash and Cash Equivalents, end of fiscal year                       $     5,134,558   $     2,785,846  $     1,506,741
                                                                    ===============   ===============  ===============

Supplemental Disclosure of Noncash Financing and Investing
Activities:
   Dividends payable                                                $       390,626   $       418,990  $       417,201
                                                                    ===============   ===============  ===============
   Forgiveness of subscription receivable                           $        19,500   $             -  $             -
                                                                    ===============   ===============  ===============
   Exercise of stock options through the issuance of
     subscriptions receivable                                       $             -   $       209,950  $       126,667
                                                                    ===============   ===============  ===============
   Minority interest in foreign subsidiary                          $         9,060   $        27,325  $             -
                                                                    ===============   ===============  ===============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for income taxes                                       $     2,339,290   $     3,161,000  $     5,446,130
                                                                    ===============   ===============  ===============
   Cash paid for interest                                           $       348,296   $       658,387  $       768,878
                                                                    ===============   ===============  ===============



The accompanying notes are an integral part of these consolidated financial statements.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002


(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Boston Acoustics, Inc. and subsidiaries (the Company) engineers, manufactures and markets home loudspeakers, automotive speakers and speakers for multimedia environments. The Company's products are principally marketed in the United States, Canada, Europe and Asia through selected audio and audio-video specialty dealers and distributors.

     The accompanying consolidated financial statements reflect the operations of Boston Acoustics Inc., its wholly-owned subsidiaries: BA Acquisition Corp. (also known as Snell Acoustics); Boston Acoustics Securities Corporation (a Massachusetts securities corporation); Boston Acoustics Foreign Sales Corporation; Boston Acoustics Italia, S.r.l (an Italian corporation) and Boston Acoustics Deutschland, GmbH (a German corporation), and its majority-owned subsidiary, Boston Acoustics UK, Ltd. (a United Kingdom corporation). During fiscal 2001, the Company contributed approximately $27,000 to become a 51% owner of Boston Acoustics UK, Ltd. The Company has recorded the remaining 49% interest in Boston Acoustics UK, Ltd. (approximately $27,000) as a minority interest on the accompanying consolidated balance sheets. All significant intercompany amounts have been eliminated in consolidation.

     The accompanying consolidated financial statements reflect the application of the following significant accounting policies:

     (a)  Revenue Recognition

          The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition.

          Revenue is recognized when products are shipped to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable.

          At the time of revenue recognition, the Company provides reserves for sales returns and rebates, timely pay discounts, and freight reserves.

     (b)  Cash and Cash Equivalents

          The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002


     (c)  Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                March 30, 2002   March 31, 2001

            Raw materials and work-in-process   $    5,662,983   $    8,374,305
            Finished goods                           8,707,325       16,248,112
                                                --------------   --------------

                                                $   14,370,308   $   24,622,417
                                                ==============   ==============

          Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

     (d)  Reclassifications

          Certain amounts in the prior-period consolidated financial statements have been reclassified to conform to the current period's presentation.

     (e)  Depreciation and Amortization

          The Company provides for depreciation and amortization using both the straight-line and accelerated methods by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

                                                            Estimated
                        Asset Classification               Useful Life

                Machinery and equipment                     3-5 years
                Building and improvements                    39 years
                Office equipment and furniture              3-5 years
                Motor vehicles                                3 years

     (f)  Warranty Costs

          Warranty costs are estimated and recorded by the Company at the time of product shipment. During the years ended March 30, 2002, March 31, 2001 and March 25, 2000, warranty costs recorded by the Company were approximately $174,000, $270,000 and $221,000, respectively.

     (g)  Foreign Currency Translation

          In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the Company has determined that the functional currency of its foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities for these entities are translated at year-end exchange rates, while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002


          during the year. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. During the years ended March 30, 2002, March 31, 2001 and March 25, 2000, foreign currency translation losses were approximately $69,000, $434,000 and $66,000, respectively, and were included in other expense in the accompanying consolidated statements of income.

     (h)  Income Taxes

          The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities.

     (i)  Postretirement and Postemployment Benefits

          The Company has no obligation for postretirement or postemployment benefits.

     (j)  Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (k)  Concentration of Credit Risk

          SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet risks and credit risk concentrations. The Company has no significant off-balance-sheet credit risks such as those associated with foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company is subjected to concentration of credit risk with respect to its cash and cash equivalents and accounts receivable balances. The Company maintains the majority of its cash balances with three highly credit worthy financial institutions. The Company's accounts receivable credit risk is not concentrated within any geographic area and does not represent a significant credit risk to the Company. The Company maintains an allowance for potential credit losses, but historically it has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002


          Significant customers with respect to accounts receivable and sales are as follows:

                                                                         Accounts
                             Net Sales for the Year Ended            Receivable as of
                            March 30,     March 31,    March 25,   March 30,   March 31,
                              2002          2001         2000        2002        2001
          Customer A            31%           46%          44%         17%         23%
          Customer B            16%           10%          10%         28%         12%
          Customer C              *             *            *         10%         10%

         *Customer does not exceed 10% of net sales.

     (l)  Financial Instruments

          SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure about the fair value of financial instruments. Financial instruments consist of cash equivalents, accounts receivable, accounts payable, subscriptions receivable and lines of credit. The estimated fair values of these financial instruments approximate their carrying values. The Company's cash equivalents are generally obligations of the federal government or investment-grade corporate or municipal issuers. The Company, by policy, limits the amount of credit exposure to any one financial institution.

     (m)  Impairment of Long-Lived Assets

          The Company follows the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 addresses accounting and reporting requirements for impairment of long-lived assets based on their fair market values. The carrying value of long-lived assets held and used are periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. During fiscal 2001, the Company determined that goodwill of approximately $236,000 related to the acquisition of Boston Acoustics Deutschland, GmbH was impaired and as a result wrote it down to zero. This amount is included in general and administrative expenses in the accompanying statement of income for the year ended March 31, 2001. Based on its most recent analysis, the Company believes that no other material impairment of long-lived assets exists as of March 30, 2002.

     (n)  Comprehensive Income

          The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between net income and comprehensive income for any of the periods presented.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002


     (o)  Recent Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

          In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement, goodwill, as well as certain other intangible assets determined to have infinite lives will no longer be amortized; instead, these assets will be reviewed for impairment on a periodic basis, at least annually. This statement is effective for the Company for the first quarter in the fiscal year ended March 29, 2003. The Company's adoption of SFAS No. 141 and No. 142 is not expected to have a material impact on the Company's consolidated financial statements.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No.
          121. SFAS No. 144 further refines the requirements of SFAS No. 121 that companies (i) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and (ii) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. In addition, SFAS No. 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. This statement is effective for the Company for the first quarter in the fiscal year ended March 29, 2003. The Company does not believe the adoption of this statement will have a material impact on its financial position.

(2)  NET INCOME PER SHARE

     The Company follows the provisions of SFAS No. 128, Earnings per Share. This standard requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of income. These financial statements have been prepared and presented based on this standard.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002


     The computation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:

                                                    For the Year Ended
                                           March 30,    March 31,     March 25,
                                             2002         2001          2000

     Basic weighted average common
     shares outstanding                    4,774,746    4,914,206     5,016,954

     Dilutive effect of assumed
     exercise of stock options                10,180       47,821       285,780
                                         -----------  -----------   -----------

     Weighted average common shares
     outstanding assuming dilution         4,784,926    4,962,027     5,302,734
                                         ===========  ===========   ===========

     For the years ended March 30, 2002, March 31, 2001 and March 25, 2000, 518,738, 296,214 and 213,600 options, respectively, have been excluded from the weighted average number of common and dilutive potential shares outstanding, as their effect would be antidilutive.

(3)  INCOME TAXES

     The components of the Company's net deferred tax assets consist of the tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. A valuation allowance has been provided for the portion of the deferred tax assets related to net operating loss carryforwards of the Company's Italian and UK subsidiaries, as the realizability of this asset is uncertain. The Company expects to realize the remaining deferred tax amounts.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002


   The approximate income tax effect of each temporary difference is as follows:


                                                 March 30,        March 31,
                                                   2002             2001
       Current deferred tax asset-
        Accrued expenses not currently
         deductible                          $      342,000    $      905,000
        Receivable reserves                         600,000           462,000
        Inventory reserves                          782,000           677,000
        Foreign net operating losses                212,000           450,000
                                             --------------    --------------

                                                  1,936,000         2,494,000

       Noncurrent deferred tax asset-
         Depreciation                               701,000           381,000
                                             --------------    --------------

               Total deferred tax assets          2,637,000         2,875,000

       Valuation allowance                         (212,000)         (450,000)
                                             --------------    --------------

               Net deferred tax assets       $    2,425,000    $    2,425,000
                                             ==============    ==============

   The noncurrent deferred income taxes are included in other assets in the accompanying consolidated balance sheets.

   The components of the provision for income taxes shown in the accompanying consolidated statements of income consist of the following:

                                         March 30,         March 31,         March 25,
                                           2002              2001              2000
   Current-
      Federal                        $    1,302,000   $    2,885,000    $    3,467,000
      State                                 258,000          586,000           780,000
                                     --------------   --------------    --------------

                                          1,560,000        3,471,000         4,247,000
                                     --------------   --------------    --------------

   Deferred-
      Federal                                     -         (499,000)          (60,000)
      State                                       -          (98,000)          (12,000)
                                     --------------   --------------    --------------

                                                  -         (597,000)          (72,000)
                                     --------------   --------------    --------------

         Provision for income
         taxes                       $    1,560,000   $    2,874,000    $    4,175,000
                                     ==============   ==============    ==============

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002


        The Company's effective income tax rate varies from the amount computed, using the statutory U.S. income tax rate, as follows:

                                                 March 30,       March 31,       March 25,
                                                   2002            2001            2000
        Federal statutory rate                        34.0%           34.0%           34.1%

        Increase in taxes resulting from
        state income taxes, net of
        federal income tax benefit                     4.7             5.7             4.9

        Foreign sales corporation / Extra
        territorial income exclusion                  (0.9)           (2.0)           (1.1)

        Change in valuation allowance
        related to foreign subsidiaries               (9.0)            4.2             0.5

        Other                                         (0.3)            0.5             0.2
                                             -------------    ------------     -----------

                                                      28.5%           42.4%           38.6%
                                             =============    ============     ===========

   (4)  SHAREHOLDERS' EQUITY

        (a)  Stock Options

             The Company maintained an incentive option plan (the 1986 Plan) that expired in October of 1996. The Company did not have any options outstanding under the 1986 Plan as of March 31, 2001. In February 1996, the Board of Directors approved a new incentive stock option plan (the 1996 Plan) authorizing the issuance of incentive stock options and nonqualified stock options for the purchase of up to 300,000 shares of common stock. The 1996 Plan is administered by the Board of Directors, and options are granted at not less than the fair market value of the Company's common stock on the date of grant. As of March 30, 2002, the Company has 238,000 options outstanding under the 1996 Plan.

             In May 1997, the Board of Directors approved a new stock option plan (the 1997 Plan) authorizing the issuance of incentive stock options and nonqualified stock options for the purchase of up to 950,000 shares of common stock. The 1997 Plan permits the granting of nonqualified stock options and incentive stock options. As of March 30, 2002, the Company has 464,300 options outstanding under the 1997 Plan.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002

         The following is a summary of stock option activity under the 1986 Plan, the 1996 Plan and the 1997 Plan:

                                                                            Weighted
                                              Number        Range of         Average
                                                of          Exercise        Exercise
                                             Options         Prices           Price
         Outstanding at March 27, 1999        524,250   $    11.67-20.25  $      15.64
            Granted                           127,375        11.63-12.88         11.80
            Exercised                         (11,500)       11.67-13.00         12.71
            Canceled                           (4,492)       13.00-20.25         17.84
                                           ----------   ----------------  ------------

         Outstanding at March 25, 2000        635,633        11.63-20.25         14.90
            Granted                           228,000         9.63-10.81         10.25
            Exercised                         (21,050)             13.00         13.00
            Canceled                         (201,983)       11.63-20.25         14.78
                                           ----------   ----------------  ------------

         Outstanding at March 31, 2001        640,600         9.63-20.25         13.35
            Granted                           206,250         9.26-10.37          9.74
            Canceled                         (144,550)        9.63-20.25         12.51
                                           ----------   ----------------  ------------

         Outstanding at March 30, 2002        702,300   $     9.26-20.25  $      12.46
                                           ==========   ================  ============

         Exercisable at March 30, 2002        372,583   $     9.26-20.25  $      13.67
                                           ==========   ================  ============

         Exercisable at March 31, 2001        277,221   $    11.63-20.25  $      15.12
                                           ==========   ================  ============

         Options available for future
         grant at March 30, 2002              518,400
                                           ==========

         The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123) for options granted after January 1, 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The Company follows the provisions of SFAS No. 123, which requires the measurement of the fair value of stock options and warrants issued to other than employees to be included in the statement of income. The weighted average assumptions used for proforma purposes are as follows:

                                   March 30,        March 31,        March 25,
                                      2002            2001             2000

         Risk-free interest rate  4.74%-5.01%      6.17%-6.25%      6.03%-6.78%
         Expected dividend
            yield (per share)     $0.34            $0.34            $0.34
         Expected lives           5-10 years       5-10 years       5-10 years
         Expected volatility      60%              56%              48%

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002


          The weighted average grant date fair value per share of options granted during the years ended March 30, 2002, March 31, 2001 and March 25, 2000 under these plans is $4.46, $4.99 and $5.02, respectively.

          As of March 30, 2002, March 31, 2001 and March 25, 2000, the weighted average remaining contractual life of outstanding options under these plans is 6.19 years, 7.69 years and 6.09 years, respectively.

          Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and basic and diluted net income per share would have been reduced to the following pro forma amounts:

                                         March 30,     March 31,      March 25,
                                           2002          2001           2000

           Net income-
              As reported              $ 3,910,399   $ 3,897,317  $   6,646,517
              Pro forma                  2,752,299     3,199,827      5,795,414

           Net income per share, as
           reported-
              Basic                    $      0.82   $      0.79  $        1.32
              Diluted                         0.82          0.79           1.25

           Net income per share,
           pro forma-
              Basic                    $      0.58   $      0.65  $        1.16
              Diluted                         0.58          0.64           1.09

     (b)  Warrant

          In connection with a supply agreement entered into in March 1997, the Company granted a customer a fully exercisable warrant to purchase up to 150,000 shares of common stock at an exercise price of $11.67 per share. In accordance with SFAS No. 123, the Company calculated the value of these warrants at $484,000, which was charged to operations during fiscal 1998, as product was shipped to the customer. In July 1999, the customer exercised all outstanding warrants through a cashless exercise, resulting in the issuance of 57,564 shares of common stock.

     (c)  Subscriptions Receivable

          During fiscal 2000 and 2001, the Company allowed certain of its employees to exercise options that were issued under certain stock option plans in exchange for the issuance of full recourse promissory notes. The notes bear interest at rates between 7.0%-7.5% per annum and are due and payable in full on maturity dates between June 18, 2002 and November 20, 2003.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002


(5)     LOAN AGREEMENT AND LINES OF CREDIT

        In June 1997, the Company entered into an unsecured revolving loan agreement with a bank for $25,000,000. The loan matures on June 1, 2005. Interest is charged at LIBOR on the first day of the interest period plus a fixed-rate spread based on certain financial ratios (ranging from 2.38% to 2.40% as of March 30, 2002). As of March 30, 2002, $2,500,000
        was outstanding under this revolving loan agreement, of which all of this amount has been classified as short-term, as the Company expects to repay this amount during fiscal 2003. In connection with this agreement, the Company must comply with certain financial and restrictive covenants, including maintaining minimum levels of profitability. As of March 30, 2002, the Company was in compliance with all covenants.

        The Company also has a $1,500,000 unsecured line of credit with another bank available for letters of credit, bankers' acceptances and direct advances. Interest on letters of credit and bankers' acceptances is based on the prevailing rate (1.5% at March 30, 2002). Direct advances accrue interest at the bank's commercial base rate (4.75% at March 30, 2002). No amounts were outstanding under this line of credit at March 30, 2002 and March 31, 2001.

        The Company also has a DM 250,000 line of credit with a German bank. At March 30, 2002, there were no amounts outstanding under this line of credit.

(6)     SEGMENT REPORTING

        The Company has determined that it has two reportable segments: core, and original equipment manufacturer (OEM) and multimedia. The Company's reportable segments are strategic business units that sell the Company's products to distinct distribution channels. Both segments derive their revenues from the sale of audio systems. They are managed separately because each segment requires different selling and marketing strategies as the class of customers within each segment is different. The Company's disclosure of segment performance is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002


     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses between its two reportable segments. Accordingly, the Company's measure of profit for each reportable segment is based on gross profit.

                                                       OEM and
                                           Core      Multimedia       Total
     2002

     Net sales                          $55,918,159  $27,280,424   $ 83,198,583
                                        ===========  ===========   ============

     Gross profit                       $21,769,311  $ 4,430,779   $ 26,200,090
                                        ===========  ===========   ============

     Depreciation and amortization      $ 1,887,845  $   241,768   $  2,129,613
                                        ===========  ===========   ============

     Capital expenditures               $ 1,605,973  $   236,688   $  1,842,661
                                        ===========  ===========   ============

     2001

     Net sales                          $59,495,432  $58,217,127   $117,712,559
                                        ===========  ===========   ============

     Gross profit                       $19,605,868  $11,636,756   $ 31,242,624
                                        ===========  ===========   ============

     Depreciation and amortization      $ 1,232,441  $   871,292   $  2,103,733
                                        ===========  ===========   ============

     Capital expenditures               $ 3,023,627  $   252,054   $  3,275,681
                                        ===========  ===========   ============

     2000

     Net sales                          $58,797,803  $49,199,847   $107,997,650
                                        ===========  ===========   ============

     Gross profit                       $21,633,212  $12,115,572   $ 33,748,784
                                        ===========  ===========   ============

     Depreciation and amortization      $   988,573  $   148,701   $  1,137,274
                                        ===========  ===========   ============

     Capital expenditures               $ 3,466,081  $   624,561   $  4,090,642
                                        ===========  ===========   ============

     Total assets specifically identifiable within each reportable segment are listed in the table below. Assets included in the OEM and Multimedia segment consist of accounts receivable, inventories and fixed assets.

                                           March 30, 2002     March 31, 2001

                Core                       $   44,180,158     $   46,822,555
                OEM and Multimedia              4,238,288         11,209,093
                                           --------------     --------------

                                           $   48,418,446     $   58,031,648
                                           ==============     ==============

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002


     The following table identifies sales by geographic region. Sales are attributed to countries based on location of customer:

                                            For the Year Ended
                                            ------------------
                          March 30, 2002   March 31, 2001   March 25, 2000

          United States   $   70,606,271   $   97,229,002   $   89,638,049
          Other               12,592,312       20,483,557       18,359,601
                          --------------   --------------   --------------

                          $   83,198,583   $  117,712,559   $  107,997,650
                          ==============   ==============   ==============

     No individual country included in "Other" accounted for more than 10% of net sales for the fiscal years presented above.

(7)  OTHER ACCRUED EXPENSES

     Other accrued expenses consist of the following:

                                           March 30, 2002   March 31, 2001

          Inventory rework and warranty    $      200,000   $    1,125,705
          Advertising                             449,064          774,965
          Other                                   446,305          781,984
                                           --------------   --------------

                                           $    1,095,369   $    2,682,654
                                           ==============   ==============

     During fiscal 2001, the Company recorded an accrued expense of $900,000 that represented the estimated cost of rework for one of its finished goods products. The Company completed the rework during fiscal 2002.

(8)  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) Retirement Plan (the 401(k) Plan). The 401(k) Plan is a defined contribution plan established under the provisions of Section 401(k) of the Internal Revenue Code. The Company may make a matching contribution of 25% of each participant's contribution, up to a maximum of 5% of a participant's compensation for the plan year. The Company contributed approximately $59,000, $90,000 and $84,000 to the 401(k) Plan during fiscal years 2002, 2001 and 2000, respectively.

(9)  COMMITMENTS

     The Company has leased certain of its facilities under operating lease agreements that expire in fiscal 2003. The leases require payments of approximately $48,000 through 2003. Total rent expense for fiscal 2002, 2001 and 2000 was approximately $247,000, $615,000 and $388,000, respectively.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002


(10) ACCOUNTS RECEIVABLE RESERVES

                                              Allowance for Doubtful Accounts
                                              -------------------------------
                                      Balance,    Charged to
                                     Beginning    Costs and                    Balance,
                                      of Year      Expenses   Deductions/(1)/ End of Year
        For the fiscal year ended-
           March 30, 2002            $  385,000  $    41,000  $     (60,000)  $   366,000
                                     ==========  ===========  =============   ===========

           March 31, 2001            $  345,000  $    61,000  $     (21,000)  $   385,000
                                     ==========  ===========  =============   ===========

           March 25, 2000            $  463,000  $     7,000  $    (125,000)  $   345,000
                                     ==========  ===========  =============   ===========

     /(1)/ Amounts deemed uncollectible net of recoveries of previously reserved amounts.

                                          Reserve for Off-Invoice Allowances/(2)/
                                          ---------------------------------------
                                       Balance,
                                      Beginning  Charged to                    Balance,
                                       of Year    Revenues      Deductions    End of Year
        For the fiscal year ended-
           March 30, 2002            $2,711,000  $12,771,000  $ (12,477,000)  $ 3,005,000
                                     ==========  ===========  =============   ===========

           March 31, 2001            $2,563,000  $13,581,000  $ (13,433,000)  $ 2,711,000
                                     ==========  ===========  =============   ===========

           March 25, 2000            $2,102,000  $11,715,000  $ (11,254,000)  $ 2,563,000
                                     ==========  ===========  =============   ===========

     /(2)/ Amounts are net against accounts receivable and include allowances for sales rebates, timely pay discounts and freight rebates.

19