Form 10-K/A
period 2002-03-30
BOSTON ACOUSTICS INC
filed 2002-07-22
CIK 805268

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                   FORM 10-K/A

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

                                            Yes [X]           No [_]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $39,187,949 as of June 3, 2002.

There were 4,595,595 shares of Common Stock issued and outstanding as of June 3, 2002.

--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Registrant's Annual Report to Stockholders for the fiscal year ended March 30, 2002 (Part II, Items 5, 6, 7, 8 and Part III, Item 14 (a)(1))

(2) Proxy Statement for Registrant's Annual Meeting of Stockholders to be held on August 13, 2002 (Part IV, Items 10, 11, 12 and 13)

                             BOSTON ACOUSTICS, INC.

Securities and Exchange Commission
 Item Number and Description                                                                     Page
----------------------------                                                                     ----
                                     PART I

ITEM   1.     Business                                                                              1

ITEM   2.     Properties                                                                            7

ITEM   3.     Legal Proceedings                                                                     7

ITEM   4.     Submission of Matters to a Vote of Security Holders                                   7

                                     PART II

ITEM   5.     Market for Registrant's Common Equity
              and Related Stockholder Matters                                                       8

ITEM   6.     Selected Financial Data                                                               8

ITEM   7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                   9

ITEM   8.     Financial Statements and Supplementary Data                                          16

ITEM   9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                                  16

                                    PART III

ITEM   10.    Directors and Executive Officers of the Registrant                                   17

ITEM   11.    Executive Compensation                                                               17

ITEM   12.    Security Ownership of Certain Beneficial
              Owners and Management                                                                17

ITEM   13.    Certain Relationships and Related Transactions                                       17

                                     PART IV

ITEM   14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                                                  18

SIGNATURES                                                                                         20

INDEX TO FINANCIAL STATEMENT SCHEDULES                                                            F-i

Inasmuch as the calculation of shares of the registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the Registrant's best good faith estimate for purposes of this Annual Report on Form 10-K/A, and the Registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon $13.05, the price at which the Common Stock was last sold on June 3, 2002 as reported by The Nasdaq Stock Market. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant's Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

                                     Part I


Item 1. Business

Boston Acoustics, Inc. (the "Company", or "Boston") engineers, manufactures, and markets moderately-priced, high-quality audio systems for use in home audio and video entertainment systems, in after-market automotive audio systems and in multimedia computer environments. The Company believes that its products deliver better sound quality than other comparably priced audio systems. Most of the Company's products are assembled by the Company from purchased components, although certain home, automotive and multimedia speakers are manufactured by others according to Company specifications and under the direction of Boston Acoustics personnel. All of the Company's products and subassemblies, including those supplied by outside sources, have been designed or specified by the Company's engineering department. Boston Acoustics' speakers are marketed nationwide through selected audio and audio-video specialty dealers and through distributors in many foreign countries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - International Operations" on Page 16.

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

The Home loudspeaker line consists of four bookshelf models currently ranging in price from $150 to $400 per pair, four floor-standing systems currently priced from $500 to $1,600 per pair, a series of hardwood bookshelf and floor-standing speakers ranging from $700 to $2,700 per pair, two home theater subwoofer/satellite systems currently priced at $1,000 and $1,500 per system, a five-piece satellite system priced at $1,500 per system, and four powered subwoofers priced at $300, $450, $700, and $1,200 each. Additional products for the home theater market include six different center channel speakers currently ranging in price from $200 to $600 each, a diffuse-field surround speaker priced at $800 per pair, and three models of micro satellites which accommodate space restrictions ranging in price between $100 and $325 each. The Company also produces magnetically shielded versions of most of its models and produces four indoor/outdoor speaker systems (Voyager(R) 3, Voyager 2, Voyager Pro, and Grand Voyager) priced from $220 to $700 per pair. Prices referenced are USD suggested retail prices.

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

In fiscal 2002, the Company expanded its successful range of VR-M series of loudspeakers with the addition of the VR-M80 and VR-M90 floor-standing speakers. The VR-M80 and VR-M90 sell for $2,000 and $2,700 per pair, respectively. These elegant, full-range loudspeakers completed the VR-M line. The Boston Bravo, at $200 per speaker, was introduced as a versatile product for use as a surround speaker, a main speaker, or a speaker for background music applications. Its unique, quarter-cylinder shape allows it to blend seamlessly where any two or three room surfaces meet. A matching center channel version, the Boston Bravo Center with a suggested retail of $250, is suitable for placement on top of tube televisions. The introduction of the System 9500 home theater system provided dealers with a step-up 5.1 speaker package, where previously the Company had not offered a speaker system at or near the $1,500 price point. The Unity DVD home theater system, a $1,000 combination of a Boston 5.1 speaker package with a DVD player/receiver manufactured by Kenwood Corporation, gave the Company exposure in the rapidly expanding segment of the consumer electronics marketplace.

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

Marketing

The Company employs 22 salespersons and retains 13 manufacturer's representatives who service the Company's U.S. and Canada dealer network. In addition, the Company retained the services of two freelance public relations consultants (one in the United States, one in Europe) to assist in the professional promotion of the Company and its products. Boston Acoustics' home audio, Designer Series (in-wall/in-ceiling models) and outdoor speaker products are distributed in the United States and Canada through approximately 430 selected audio or audio specialist retailers, some of whom have multiple outlets, and to selected custom installers. The Company's car audio products are sold through approximately 240 similarly specialized retailers, some of whom also sell the Company's home audio products. The Company's dealers usually stock and sell a broad range of audio products including, in most cases, the Company's competitor's products. The Company seeks dealers who emphasize quality products and who are knowledgeable about the products they sell. The Company's Multimedia products are sold through an OEM agreement with Gateway, through the Company's retailers, and through business arrangements with several leading distributors and computer retailers. One customer accounted for 43% of net sales in fiscal 2000, 45% in fiscal 2001 and 30% in fiscal 2002.

Boston Acoustics' products are also exported to dealers in Canada and sold through exclusive distributors in over 50 foreign countries, primarily in Europe, Asia/Pacific, and South/Central America. Export sales accounted for approximately 18% of net sales in fiscal 2000, 17% in fiscal 2001 and 15% in fiscal 2002.

The Company emphasizes the high performance-to-price ratio of its products in its advertising and promotion. Boston Acoustics believes that specialty retailers can be effective in introducing retail customers to the high dollar value of the Company's products. The Company directly supports its domestic dealers and international distributors via a cooperative advertising program, prepared advertisements, detailed product literature, and point of purchase materials. The Company also regularly advertises in national specialist magazines including Sound and Vision, Car Audio and Electronics, Eurotuner (previously Max Power), Audio Video Interiors, Home Theater, Mobile Entertainment, Super Street, Sport Compact Car, Sport Truck, and Audio Video International. During fiscal 2002, the Company spent approximately $2,302,000 (2.7% of net sales) for advertising.

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

In addition to competition from branded loudspeaker manufacturers, the Company's products compete indirectly with single name "integrated systems". Integrated systems contain all the various components needed to form an audio system, and are sold by Sony, Pioneer, Bose, JVC, Yamaha, and many others. Integrated systems are generally sold through mass merchandisers and department stores, although many of the Company's dealers also sell integrated systems. During the past two years, home theater systems with Integrated DVD video have garnered significant market share. While these systems were historically sold in mass merchants or "big box" retailers, the Company's dealers are selling systems at the higher price point.

Manufacturing and Suppliers

Most of the Company's products are assembled by the Company from components specially fabricated for the Company, although certain loudspeaker models and multimedia audio systems are manufactured by others in certain foreign countries according to Company specifications.

The Company purchases materials and component parts from approximately 220 suppliers located in the United States, Canada, Europe, and the Far East. Although Boston Acoustics relies on single suppliers for certain parts, the Company could, if necessary, develop multiple sources of supply for these parts. The Company does not have long-term fixed price contracts or arrangements for inventory supplied by any foreign or domestic manufacturers. The Company did have one inventory supplier, which accounted for more than 10% of the Company's purchases during fiscal year 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations" on page 16.

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

Selected unaudited quarterly financial data for the Company's last two fiscal years is presented below:

  Quarterly Financial Data (Amounts in Thousands Except Per Share Data)
                                       First         Second         Third         Fourth
                                      Quarter        Quarter       Quarter        Quarter         Year
  Year Ended March 30, 2002
  Net Sales                          $  20,443      $  21,067     $  23,205      $  20,621     $  85,336
  Gross Profit                           5,510          6,399         7,883          6,408        26,200
  Net Income                               171            736         1,516          1,487         3,910
  Basic Earnings Per Share                0.03           0.15          0.32           0.32          0.82
  Diluted Earnings Per Share              0.03           0.15          0.32           0.32          0.82

  Year Ended March 31, 2001
  Net Sales                          $  23,420      $  35,340     $  34,383      $  27,224     $ 120,367
  Gross Profit                           7,264          9,711         9,529          4,739        31,243
  Net Income (Loss)                      1,149          2,238         1,831         (1,321)        3,897
  Basic Earnings (Loss) Per Share         0.23           0.46          0.37          (0.27)         0.79
  Diluted Earnings (Loss) Per Share       0.23           0.45          0.36          (0.27)         0.79

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

Patents and Trademarks

Boston Acoustics holds eleven United States patents and numerous international patents, which relate to certain audio technologies, assemblies and cabinet design. The Company also currently has several registered trademarks including Boston(R), Boston Acoustics(R), PowerVent(R), BassTrac(R), MagnaGuard(R), Voyager(R), SoundBar(R), Boston Rally(R), DirectVent(R), Kortec(R), ProSeries(R), SST(R), VR(R), and RadialVent(R). Trademarks used by the Company's subsidiary, Snell Acoustics ("Snell") include Snell Acoustics, Snell Multimedia, Snell Music & Cinema, and Room Ready(R). The Company believes that its growth, competitive position and success in the marketplace are more dependent on its technical and marketing skills and expertise than upon the ownership of patent and trademark rights. There can be no assurance that any patent or trademark would ultimately be proven valid if challenged.

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

(Amounts in Thousands Except Per Share Data)
                                             2002        2001        2000        1999       1998
Income Statement Data
Net Sales                                 $85,336    $120,367    $110,391    $117,968    $82,399
Net Income                                  3,910       3,897       6,647      11,264      9,576
Basic Earnings Per Share                     0.82        0.79        1.32        2.26       1.83
Diluted Earnings Per Share                   0.82        0.79        1.25        2.14       1.74
Weighted Average Shares Outstanding
  Basic                                     4,775       4,914       5,017       4,988      5,232
  Diluted                                   4,785       4,962       5,303       5,255      5,512
Dividends Per Share                          0.34        0.34        0.34        0.34       0.33
Balance Sheet Data
Working Capital                           $22,668    $ 32,502    $ 24,702    $ 29,471    $20,319
Total Assets                               48,418      58,032      52,737      53,239     42,499
Shareholders' Equity                       37,998      38,879      36,546      33,872     23,904

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the results of operations for the years ended March 30, 2002, March 31, 2001, and March 25, 2000 expressed as percentages of net sales.

                                                           For the Year Ended
                                              March 30,       March 31,      March 25,
                                                2002            2001           2000
                                             (52 weeks)      (53 weeks)     (52 weeks)
--------------------------------------------------------------------------------------
Net sales                                      100.0%          100.0%         100.0%

Cost of goods sold                              69.3            74.0           69.4
--------------------------------------------------------------------------------------

  Gross profit                                  30.7            26.0           30.6

Selling and marketing expenses                  12.2            10.6           10.1
General and administrative expenses              5.6             4.5            4.6
Engineering and development expenses             6.2             4.4            5.4
--------------------------------------------------------------------------------------
  Total operating expenses                      24.0            19.5           20.1
--------------------------------------------------------------------------------------

  Income from operations                         6.7             6.5           10.5

Interest income (expense), net                  (0.2)           (0.5)          (0.6)

Other expense                                   (0.1)           (0.4)          (0.1)

  Income before provision for
    income taxes                                 6.4             5.6            9.8

Provision for income taxes                       1.8             2.4            3.8
--------------------------------------------------------------------------------------

  Net income                                     4.6%            3.2%           6.0%
======================================================================================


Fiscal 2002 Compared with Fiscal 2001

Net sales for the fiscal year decreased 29%, to $85.3 million compared to $120.4 million in fiscal 2001. Fiscal 2002 reflects 52 weeks of sales and earnings compared to 53 weeks during fiscal 2001.

The overall sales decrease was the result of a 53.1% (approximately $31.0 million) decrease in sales of the OEM and multimedia segment accompanied with a 6.5% (approximately $4.0 million) decrease in sales of the Core business segment compared to fiscal 2001. Both business segments were negatively impacted by the downturn in the global economy, particularly the softness in the personal computer business, and International core sales compared to fiscal 2001. Despite the drop in sales, however, net income remained essentially the same as a year ago, at $3.9 million, and diluted earnings per share rose from $.79 to $.82.

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

New product introductions throughout fiscal 2002 in the Core home entertainment product categories contributed to the improvement in our overall operating results despite the difficult uncertainty in the U.S. economy and international markets. During the year, the Company expanded its successful range of VR-M series of loudspeakers with the addition of two floor-standing models. The VR-M80 and the VR-M90 with suggested retails of $2,000 and $2,700 per pair, respectively, are available in cherry real wood veneer. The Company introduced its Boston Bravo(TM), a multi-purpose, compact speaker suitable for use as a surround speaker, a main speaker or a speaker for background music applications. The Boston Bravo, available in white or black, retails for $200. A matching center channel version, the Boston Bravo Center, retailing for $250, is suitable for placement on top of tube televisions. During the third quarter of fiscal 2002, the Company introduced the new Unity DVD Home Theater System. The Unity is a co-branded system featuring a high-performance receiver/DVD player manufactured by Kenwood Corporation and a six-speaker Boston Acoustics' home theater system, including an 8-inch,100-watt powered subwoofer. The Unity has a manufacturer's suggested retail price ("MSRP") of $1,000. The Company also introduced two new home theater six-speaker systems during the fall of 2001. The System 9000II, with a suggested retail of $1,000, is comprised of two Micro 90x II front satellite speakers, two Micro 80x II surround speakers, a Micro 90c II center channel speaker and a matching 10-inch, 120-watt powered subwoofer. The System 9500, with a suggested retail of $1,500, is a 5.1 speaker package consisting of a 12-inch, 300-watt powered subwoofer, four Micro 90x II satellites, and a Micro 90c II center channel. Both the System 9000II and the System 9500 are available in traditional black finish or buffed silver-gray finish.

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

The Company's gross margin increased as a percentage of net sales from 26.0% in fiscal 2001 to 30.7% in fiscal 2002. The increase was primarily the result of improved manufacturing efficiencies, reduced scrap and rework costs, the elimination of contract labor and off-site warehousing costs, as well as, lower inventory write-offs for obsolete and slow-moving inventory as compared to the same period a year ago. The OEM/Multimedia segment of sales, which has lower gross margins, represented only 32.1% of total net sales during fiscal 2002 as compared to 48.6% of total net sales in fiscal 2001. The combination of the smaller portion of OEM/Multimedia segment sales, the introduction of new core products designed with higher gross margins and the enhanced manufacturing efficiencies resulted in an improvement in our overall gross margin.

Total operating expenses, despite increasing as a percentage of net sales from 19.5% to 24.0% due to the lower overall sales level, decreased in absolute dollars by approximately $3.0 million. Selling and marketing expenses have decreased by approximately $2.2 million primarily due to a decrease in salaries and related expenses (approximately $0.5 million), lower travel expenditures (approximately $0.3 million), and reduced advertising costs associated with both the Core and multimedia product categories (approximately $1.4 million). General and administrative expenses have decreased by approximately $0.7 million. The decrease is primarily attributable to a number of factors, the most significant of which is the write down of the goodwill of Boston Acoustics Deutschland, GmbH during fiscal 2001, along with a reduction in certain administrative expenses pertaining to the subsidiary (in the aggregate, approximately $0.3 million). In addition, the Company had lower expenses during fiscal 2002 relating to personnel recruitment (approximately $0.1 million) and insurance costs (approximately $0.1 million). The decrease of approximately $0.1 million of engineering and development expenses is attributed to lower payroll-related expenses, lower travel expenditures and a decrease in depreciation expenses related to research and development equipment as compared to the same period a year ago.

Interest expense, net for the fiscal year decreased in both absolute dollars and as a percentage of net sales compared to the corresponding period a year ago. The decrease is due to lower borrowing rates and the repayment of $9.0 million of the Company's outstanding line of credit during fiscal 2002.

Other expense for fiscal 2002 included a charge of approximately $69,000 for foreign currency translation losses related to the strength of the USD and its effect on the Company's foreign subsidiaries.

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

Fiscal 2001 Compared with Fiscal 2000

Net sales increased 9%, from approximately $110.4 million in fiscal 2000 to $120.4 million in fiscal 2001. Because the Company works on a 5-4-4 week quarter, there is an extra week of sales and operations every five years. The second quarter of fiscal 2001 represents 14 weeks of sales and earnings compared to 13 weeks during the second quarter of fiscal 2000. Fiscal 2001, therefore, represents 53 weeks of sales and earnings compared to 52 weeks during fiscal 2000.

The overall sales increase was due to increases in both business segments during the first eight months of the fiscal year offset by the slowing economy and industry-wide decline in U.S. retail sales that began impacting the Core segment in December 2000. The overall sales increase in fiscal 2001 was the result of an 18.7% (approximately $9.2 million) increase in sales of the OEM and Multimedia business segment and a 1.3% (approximately $0.8 million) increase in sales of the Core segment compared to fiscal 2000. Although the OEM and Multimedia segment reflected an increase over the corresponding period a year ago, the increase was lower than originally expected. The overall sales increase in the OEM and Multimedia segment resulted primarily from sales of the BA65, the Company's first entry-level speaker system for computers. The BA65, a powered two-piece speaker system that offers performance similar to Boston's more expensive multimedia products was introduced in June 2000 and was made available through our OEM customer, Gateway. In addition, the Company experienced increased sales of its retail range of multimedia speaker systems offered through Multimedia retail and distribution channels.

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

The Company's gross margin decreased as a percentage of net sales from 30.6% in fiscal 2000 to 26.0% in fiscal 2001 due to increased production expenses including those associated with the Company's efforts to complete the fulfillment of back orders experienced during the first quarter of fiscal 2001. These expenses included the hiring of temporary contract labor (approximately $0.9 million), increased overtime and rework (approximately $0.5 million), as well as higher scrap, freight, and warehousing costs (approximately $1.6 million) as compared to the same period a year ago. Gross margins were also negatively impacted by the sales mix of the OEM/Multimedia segment of sales, which have lower gross margins and represented a larger portion of total net sales in fiscal 2001 as compared to fiscal 2000. During the fourth quarter of fiscal 2001, the Company's gross margin was affected by write-offs for obsolete and slow-moving inventory (approximately $0.6 million), rework of specific finished goods inventory (approximately $0.9 million), and restructuring charges related to the cutbacks of personnel in both January and March of 2001 (approximately $0.2 million).

During fiscal 2001, total operating expenses increased by approximately $1.3 million but decreased as a percentage of net sales from 20.1% to 19.5%. Selling and marketing expenses increased by approximately $1.5 million, as well as, increased as a percentage of net sales primarily due to increased salaries and benefits relating to additional personnel hired in the beginning of the fiscal year and increased advertising and related expenditures associated with both the Core and Multimedia product categories. General and administrative expenses increased by approximately $354,000 while decreasing slightly as a percentage of net sales. The increase is attributable to increases in payroll-related costs, insurance expenses, and the write down of the goodwill associated with the acquisition of the Company's German subsidiary in fiscal 1999. Engineering and development expenses decreased by approximately $620,000, as well as, decreased as a percentage of net sales primarily due to lower consulting fees and lower outside services as compared to the same period a year ago.

Interest expense, net for the fiscal year decreased by approximately $82,000 and as a percentage of net sales compared to the corresponding period a year ago, due to lower borrowing rates, despite an increase in the Company's line of credit borrowings during the second fiscal quarter of approximately $5 million.

Other expense for fiscal 2001 include a charge of approximately $434,000 for foreign currency translation losses related to the strength of the USD and its effect on the Company's foreign subsidiaries.

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

Net cash increased in fiscal 2002 and fiscal 2001 by $2,349,000 and $1,279,000, respectively. Net cash decreased in fiscal 2000 by $590,000. Net cash provided by operating activities in fiscal years 2002, 2001 and 2000 was approximately $18,138,000, $1,117,000, and $15,187,000, respectively. Differences in cash flows from operating activities over this three-year period were primarily related to significant year-to-year changes in net income, accounts receivable, inventories and accounts payable. Net cash used in investing activities for fiscal years 2002, 2001 and 2000 was approximately $1,950,000, $3,323,000, and
$4,483,000, respectively. Net cash used in investing activities in fiscal years 2002, 2001 and 2000 were for improvements to the existing facility and purchases of property and equipment. Net cash (used in) provided by financing activities in fiscal years 2002, 2001 and 2000 was approximately ($13,840,000), $3,485,000, and ($11,294,000), respectively. In fiscal 2002, net cash used in financing activities included $9,000,000 of repayments of borrowings under one of the Company's credit facilities. In addition, during fiscal 2002, the Company repurchased 332,200 shares of common stock for approximately $3,192,000. In fiscal 2001, net cash provided by financing was the result of net borrowings under one of the Company's lines of credit of approximately $5,048,000. In fiscal 2000, net cash used in financing activities included $7,313,000 of net repayments of borrowings under one of the Company's credit facilities. In addition, during fiscal 2000, the Company repurchased 172,500 shares of common stock for approximately $2,428,000.

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

Revenue Recognition

     We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition.

     Revenue is recognized when products are (1) shipped to customers provided that there are no uncertainties regarding customer acceptance, (2) when the sales price is fixed or determinable and (3) collection of the related receivable is probable. At the time of revenue recognition, we provide reserves for sales returns and rebates, timely pay discounts, and freight reserves. The determination of criteria (2) and (3) are based on management's judgements regarding the fixed nature of sales price for the products delivered and the collectibility of those amounts. At the time of revenue recognition, we accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions.

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

New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

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

Significant Customers

The Company's financial results for the fiscal year ended March 30, 2002 include significant OEM sales of multimedia speaker systems to Gateway. During fiscal 2002, Gateway accounted for 29.7% of the Company's net sales. The terms of these sales are governed by the Master Supply Agreement between Gateway and the Company which defines such issues as ordering and invoicing procedures, shipping charges, warranties, repair service support, product safety requirements, etc. This Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements; therefore, purchase orders by Gateway may fluctuate significantly from quarter to quarter. Based on information currently available from our OEM customer, the Company anticipates that our OEM sales should decrease during fiscal 2003 as compared to fiscal 2002. Although the loss of Gateway as a customer or the loss of any significant portion of orders from Gateway could have a material adverse effect on the Company's business, results of operations and financial condition, the Company's management has taken steps (including pursuit of additional OEM customers, expansion of the Company's automotive products offerings and renewed efforts to increase sales of the Company's Core products) which it believes will mitigate the adverse consequences of the expected decline in orders from Gateway.

International Operations

Export sales accounted for approximately 15% of the Company's net sales during fiscal 2002, 17% during fiscal 2001 and 18% during fiscal 2000, with sales concentrations in Europe, Asia and Canada. The Company also distributes its products through its three foreign subsidiaries. The Company obtains a substantial supply of inventory from manufacturers located in foreign countries. The Company has no long-term, fixed price contracts or arrangements for inventory supplied by such foreign manufacturers. The Company could readily obtain such inventory from other sources, but there can be no assurance that it would not be at some delay. Any substantial delay in obtaining inventory from another supplier could have an adverse effect on the Company's business, results of operations and financial condition. A number of factors beyond the control of the Company, including, but not limited to, changes in world politics, unstable governments in foreign customer and manufacturer nations and inflation, may affect the operations or financial condition of the Company's foreign customers and manufacturers, as well as the timing of orders and deliveries of Boston Acoustics' products by such customers and manufacturers.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b), the information required by this item concerning executive officers, including certain information incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 13, 2002 concerning Andrew G. Kotsatos, who is the Chairman of the Board and Treasurer of the Company, Moses
A. Gabbay, Chief Executive Officer of the Company, and Allan J. Evelyn, President , is set forth in Part I, Item 1, hereof, under the heading "Executive Officers of the Registrant". Information concerning Directors, including Messrs. Kotsatos, Gabbay and Evelyn, is incorporated by reference to the sections entitled "Proposal No. 1 - Election of Directors", "Board of Directors" and "Compensation Interlocks and Insider Participation" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 13, 2002.

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



       (3) Listing of Exhibits

              Exhibits
              --------

       3.1.      -  Articles of Organization (1)
       3.2.      -  Amendment to Articles of Organization (1)
       3.3.      -  Second Amendment to Articles of Organization (1)
       3.4.      -  Bylaws (1)
       4.1.      -  Specimen Share Certificate (1)
       10.1.+    -  1996 Stock Plan adopted by Boston Acoustics, Inc.
                    on February 20, 1996, as amended (3)
       10.2.+    -  1986 Incentive Stock Option Plan adopted by Boston
                    Acoustics, Inc. on October 15, 1986, as amended (2)
       10.3.+    -  1997 Stock Plan adopted by Boston Acoustics, Inc. on May 28,
                    1997, as amended (7)
       10.4.#    -  Purchase Agreement dated March 27, 1997 by and between
                    Gateway 2000, Inc. and Boston Acoustics, Inc. (3)
       10.5.#    -  Letter of Agreement dated January 14, 1997 by and between
                    Gateway 2000, Inc. and Boston Acoustics, Inc. (3)
       10.6.#    -  Master Supply Agreement dated July 19, 1999 by and between
                    Gateway, Inc. and Boston Acoustics, Inc. (4)
       10.7.#    -  Letter of Agreement dated December 22, 1997 by and between
                    Gateway 2000, Inc. and Boston Acoustics, Inc. (5)
       10.8.#    -  Letter of Agreement dated May 14, 1998 by and between
                    Gateway 2000, Inc. and Boston Acoustics, Inc. (8)
       10.9. *   -  Amended and Restated Loan Agreement dated as of May 1, 2002 between Boston Acoustics, Inc. and Citizens Bank of
                    Massachusetts.
       10.10.*   -  Amended and Restated Revolving Credit Note dated as of May
                    1, 2002 in the amount of $25,000,000 made by Boston
                    Acoustics, Inc. payable to the order of Citizens Bank of
                    Massachusetts.
       13.  **   -  2002 Annual Report to Shareholders
       21.       -  Subsidiaries of the Registrant (3)
       23.  *    -  Consent of Independent Public Accountants
       99.1      -  "Safe Harbor" Statement under Private Securities Litigation
                    Reform Act of 1995 (6)
       99.2 *    -  Letter to the Securities and Exchange Commission regarding
                    Arthur Andersen LLP

*   Indicates an exhibit which is filed herewith.
* * Indicates an exhibit which is filed subsequently.
+   Indicates an exhibit which constitutes an executive compensation plan.
# Indicates that portions of the exhibit have been omitted pursuant to an order granting a request for confidential treatment.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on the 17th day of July 2002.

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

Signatures                        Capacities                       Date

/s/ Andrew G. Kotsatos                                             7/17/02
------------------------------    Director, Chairman of the        ------------
Andrew G. Kotsatos                Board and Treasurer


/s/ Moses A. Gabbay                                                7/17/02
------------------------------    Director and Chief Executive     ------------
Moses A. Gabbay                   Officer


/s/ Allan J. Evelyn                                                7/17/02
------------------------------    Director and  President          ------------
Allan J. Evelyn


/s/ Debra A. Ricker-Rosato                                         7/17/02
------------------------------    Vice President and               ------------
Debra A. Ricker-Rosato            Chief Accounting Officer


/s/ Alexander E. Aikens, III                                       7/17/02
------------------------------    Director                         ------------
Alexander E. Aikens, III


/s/ George J. Markos                                               7/17/02
------------------------------    Director                         ------------
George J. Markos


/s/ Lisa M. Mooney                                                 7/17/02
------------------------------    Director                         ------------
Lisa M. Mooney


/s/ Fletcher H. Wiley                                              7/17/02
------------------------------    Director                         ------------
Fletcher H. Wiley

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Consolidated Financial Statements
as of March 30, 2002 and March 31, 2001
Together with Auditors' Report

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


Arthur Andersen LLP
Boston, Massachusetts
May 13, 2002

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

                                                                  March 30,               March 31,
ASSETS                                                              2002                    2001
Current Assets:
   Cash and cash equivalents                                   $  5,134,558             $  2,785,846
   Accounts receivable, net of allowance for doubtful
     accounts of approximately $366,000 and $385,000
     in 2002 and 2001, respectively                              10,830,538               11,426,411
   Inventories                                                   14,370,308               24,622,417
   Deferred income taxes                                          1,724,000                2,044,000
   Prepaid expenses and other current assets                      1,010,792                  747,844
                                                               ------------             ------------

         Total current assets                                    33,070,196               41,626,518
                                                               ------------             ------------

Property and Equipment, at cost:
   Machinery and equipment                                       16,833,179               15,132,205
   Building and improvements                                      8,795,567                8,816,515
   Office equipment and furniture                                 5,067,810                4,907,967
   Land                                                           1,815,755                1,815,755
   Motor vehicles                                                   255,956                  253,164
                                                               ------------             ------------

                                                                 32,768,267               30,925,606

   Less--Accumulated depreciation and amortization               18,848,303               15,533,147
                                                               ------------             ------------

                                                                 13,919,964               15,392,459
                                                               ------------             ------------

Other Assets, Net                                                 1,428,286                1,012,671
                                                               ------------             ------------

                                                               $ 48,418,446             $ 58,031,648
                                                               ============             ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                               5,230,684                2,743,371
   Accrued payroll and payroll-related expenses                   1,185,529                1,779,942
   Dividends payable                                                390,626                  418,990
   Other accrued expenses                                         1,095,369                2,682,654
   Current maturity of line of credit                             2,500,000                1,500,000
                                                               ------------             ------------

         Total current liabilities                               10,402,208                9,124,957
                                                               ------------             ------------

Line of Credit, Net of Current Maturity                                   -               10,000,000
                                                               ------------             ------------

Commitments (Note 9)

Minority Interest in Joint Venture                                   18,265                   27,325
                                                               ------------             ------------

Shareholders' Equity:
   Common stock, $0.01 par value-
     Authorized--8,000,000 shares
      Issued--5,100,314 and 5,101,814 shares in
       2002 and 2001, respectively                                   51,003                   51,018
   Additional paid-in capital                                     1,191,988                1,191,973
   Subscriptions receivable                                        (272,917)                (292,417)
   Retained earnings                                             42,648,558               40,357,136
                                                               ------------             ------------

                                                                 43,618,632               41,307,710

   Less--Treasury stock, 504,700 and 172,500 shares in
   2002 and 2001, respectively, at cost                           5,620,659                2,428,344
                                                               ------------             ------------

         Total shareholders' equity                              37,997,973               38,879,366
                                                               ------------             ------------

                                                               $ 48,418,446             $ 58,031,648
                                                               ============             ============

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

                                                                                For the Year Ended
                                                                   March 30,         March 31,         March 25,
                                                                     2002              2001              2000
Net Sales                                                       $  85,335,768     $ 120,367,092     $ 110,391,165

Cost of Goods Sold                                                 59,135,678        89,124,468        76,642,381
                                                                -------------     -------------     -------------

         Gross profit                                              26,200,090        31,242,624        33,748,784
                                                                -------------     -------------     -------------

Selling and Marketing Expenses                                     10,446,858        12,689,399        11,166,266

General and Administrative Expenses                                 4,806,545         5,470,738         5,116,648

Engineering and Development Expenses                                5,252,466         5,316,005         5,935,690
                                                                -------------     -------------     -------------

         Total operating expenses                                  20,505,869        23,476,142        22,218,604
                                                                -------------     -------------     -------------

         Income from operations                                     5,694,221         7,766,482        11,530,180

Interest Income                                                       155,910           120,241           111,941

Interest Expense                                                     (310,773)         (681,624)         (754,982)

Other Expense                                                         (68,959)         (433,782)          (65,622)
                                                                -------------     -------------     -------------

         Income before provision for income taxes                   5,470,399         6,771,317        10,821,517

Provision for Income Taxes                                          1,560,000         2,874,000         4,175,000
                                                                -------------     -------------     -------------

         Net income                                             $   3,910,399     $   3,897,317     $   6,646,517
                                                                =============     =============     =============

Net Income per Share:
   Basic                                                        $        0.82     $        0.79     $        1.32
                                                                =============     =============     =============
   Diluted                                                      $        0.82     $        0.79     $        1.25
                                                                =============     =============     =============

Weighted Average Common Shares Outstanding (Note 2):
   Basic                                                            4,774,746         4,914,206         5,016,954
                                                                =============     =============     =============
   Diluted                                                          4,784,926         4,962,027         5,302,734
                                                                =============     =============     =============

Dividends per Share                                             $        0.34     $        0.34     $        0.34
                                                                =============     =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

                                      Common Stock         Additional                                                   Total
                                 Number of    $0.01 Par     Paid-In    Subscriptions    Retained                    shareholders'
                                  Shares       Value        Capital     Receivable      Earnings    Treasury Stock      Equity
Balance, March 27, 1999          5,011,700   $  50,117   $  636,581    $        -    $ 33,185,516   $          -    $ 33,872,214

  Exercise of stock options         69,064         690      281,953      (126,667)              -              -         155,976
  and warrants

  Dividends                              -           -            -             -      (1,700,121)             -      (1,700,121)

  Purchase of 172,500 shares
  of common stock                        -           -            -             -               -     (2,428,344)     (2,428,344)

  Net income                             -           -            -             -       6,646,517              -       6,646,517
                                 ---------   ---------   ----------    ----------    ------------   ------------    ------------

Balance, March 25, 2000          5,080,764      50,807      918,534      (126,667)     38,131,912     (2,428,344)     36,546,242

  Exercise of stock options         21,050         211      273,439      (209,950)              -              -          63,700

  Repayment of subscriptions             -           -            -        44,200               -              -          44,200
  receivables

  Dividends                              -           -            -             -      (1,672,093)             -      (1,672,093)

  Net income                             -           -            -             -       3,897,317              -       3,897,317
                                 ---------   ---------   ----------    ----------    ------------   ------------    ------------

Balance, March 31, 2001          5,101,814      51,018    1,191,973      (292,417)     40,357,136     (2,428,344)     38,879,366

  Repurchase of common stock
  and forgiveness of
  subscrition receivable            (1,500)        (15)          15        19,500               -              -          19,500

  Purchase of 332,200
  shares of common stock                 -           -            -             -               -     (3,192,315)     (3,192,315)

  Dividends                              -           -            -             -      (1,618,977)             -      (1,618,977)

  Net income                             -           -            -             -       3,910,399              -       3,910,399
                                 ---------   ---------   ----------    ----------    ------------   ------------    ------------

Balance, March 30, 2002          5,100,314   $  51,003   $1,191,988    $ (272,917)   $ 42,648,558   $ (5,620,659)   $ 37,997,973
                                 =========   =========   ==========    ==========    ============   ============    ============

The accompanying notes are an integral part of these consolidated financial atatements.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                     For the Year Ended
                                                                     March 30, 2002    March 31, 2001   March 25, 2000
Cash Flows from Operating Activities:
   Net income                                                       $     3,910,399   $     3,897,317   $    6,646,517
   Adjustments to reconcile net income to net cash provided by operating activities-
     Depreciation and amortization                                        3,317,849         3,737,753        2,740,763
     Deferred income taxes                                                        -          (597,000)         (72,000)
     Changes in assets and liabilities, net of acquisition-
       Accounts receivable                                                  595,873         1,206,221          (45,713)
       Inventories                                                       10,252,109        (5,288,902)       2,318,332
       Prepaid expenses and other current assets                           (262,948)          277,025         (546,695)
       Accounts payable                                                   2,487,313        (3,258,787)       3,536,957
       Accrued payroll and other accrued expenses                        (2,162,198)        1,143,124          968,745
       Accrued income taxes                                                       -                 -         (359,689)
                                                                    ---------------   ---------------   --------------

         Net cash provided by operating activities                       18,138,397         1,116,751       15,187,217
                                                                    ---------------   ---------------   --------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                   (1,842,661)       (3,275,681)      (4,090,642)
   Increase in other assets                                                (107,368)          (47,274)        (392,093)
                                                                    ---------------   ---------------   --------------

         Net cash used in investing activities                           (1,950,029)       (3,322,955)      (4,482,735)
                                                                    ---------------   ---------------   --------------

Cash Flows from Financing Activities:
   Proceeds from exercise of stock options                                        -            63,700          155,976
   Net proceeds from (payments on) line of credit                        (9,000,000)        5,047,713       (7,312,731)
   Purchase of treasury stock                                            (3,192,315)                -       (2,428,344)
   Dividends paid                                                        (1,647,341)       (1,670,304)      (1,708,888)
   Repayment of subscriptions receivable                                          -            44,200                -
                                                                    ---------------   ---------------   --------------

         Net cash (used in) provided by financing activities            (13,839,656)        3,485,309      (11,293,987)
                                                                    ---------------   ---------------   --------------

Net Increase (Decrease) in Cash and Cash Equivalents                      2,348,712         1,279,105         (589,505)

Cash and Cash Equivalents, beginning of fiscal year                       2,785,846         1,506,741        2,096,246
                                                                    ---------------   ---------------   --------------

Cash and Cash Equivalents, end of fiscal year                       $     5,134,558   $     2,785,846   $    1,506,741
                                                                    ===============   ===============   ==============

Supplemental Disclosure of Noncash Financing and Investing
Activities:

   Dividends payable                                                $       390,626   $       418,990   $      417,201
                                                                    ===============   ===============   ==============
   Forgiveness of subscription receivable                           $        19,500   $             -   $            -
                                                                    ===============   ===============   ==============
   Exercise of stock options through the issuance of
     subscriptions receivable                                       $             -   $       209,950   $      126,667
                                                                    ===============   ===============   ==============
   Minority interest in foreign subsidiary                          $         9,060   $        27,325   $            -
                                                                    ===============   ===============   ==============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for income taxes                                       $     2,339,290   $     3,161,000   $    5,446,130
                                                                    ===============   ===============   ==============
   Cash paid for interest                                           $       348,296   $       658,387   $      768,878
                                                                    ===============   ===============   ==============


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

          The Company charges many of its customers shipping and freight costs related to the delivery of its products. Accordingly, the Company follows the provisions of Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Amounts charged to customers for shipping and handling costs are included in net sales in the accompanying consolidated statements of income. The related shipping and handling costs are recorded in cost of sales in the accompanying consolidated statements of income.

     (b)  Cash and Cash Equivalents

          The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002


(c)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                    March 30,        March 31,
                                                      2002             2001

             Raw materials and work-in-process $     5,662,983   $     8,374,305
             Finished goods                          8,707,325        16,248,112
                                               ---------------   ---------------

                                               $    14,370,308   $    24,622,417
                                               ===============   ===============

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

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002

     Significant customers with respect to accounts receivable and sales are as follows:

                                                                Accounts
                      Net Sales for the Year Ended           Receivable as of
                     March 30,  March 31,   March 25,    March 30,   March 31,
                      2002       2001         2000         2002        2001


      Customer A       30%        45%          43%          17%         23%
      Customer B       15%        10%           *           28%         12%
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

     The Company adopted the provisions of Emerging Issues Task Force Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, (EITF 00-25), as codified by EITF 01-09 beginning January 1, 2002. EITF 00-25 addresses whether consideration given to a customer from a vendor should be classified as an adjustment to the selling price of the product sold or as a cost of the product sold. The task force reached a consensus that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor's products or services and therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. This guidance in this issue should be applied no later than in financial statements for annual or interim periods beginning after December 15, 2001. The Company offers cooperative advertising programs to its largest customers whereby the customers can earn sales credits for approved advertisements involving the Company's products. The Company has historically recorded these credits as an adjustment to the selling price of its products. As a result, the adoption of EITF 00-25 did not have a significant impact on the Company's financial statements. During the years ended March 30, 2002, March 31, 2001 and March 25, 2000,

     BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements
     March 30, 2002


          cooperative advertising credits included as sales adjustments were approximately $2,135,000, $1,970,000 and $1,610,000, respectively.


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

     BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements
     March 30, 2002



     The approximate income tax effect of each temporary difference is as follows:

                                                     March 30,       March 31,
                                                       2002           2001
           Current deferred tax asset-
              Accrued expenses not currently
                deductible                         $   342,000    $   905,000
              Receivable reserves                      600,000        462,000
              Inventory reserves                       782,000        677,000
              Foreign net operating losses             212,000        450,000
                                                   -----------    -----------

                                                     1,936,000      2,494,000

           Noncurrent deferred tax asset-
              Depreciation                             701,000        381,000
                                                   -----------    -----------

                    Total deferred tax assets        2,637,000      2,875,000

           Valuation allowance                        (212,000)      (450,000)
                                                   -----------    -----------

                    Net deferred tax assets        $ 2,425,000    $ 2,425,000
                                                   ===========    ===========

     The noncurrent deferred income taxes are included in other assets in the accompanying consolidated balance sheets.

     The components of the provision for income taxes shown in the accompanying consolidated statements of income consist of the following:

                                          March 30,     March 31,    March 25,
                                            2002          2001         2000
     Current-
        Federal                       $  1,302,000   $  2,885,000  $ 3,467,000
        State                              258,000        586,000      780,000
                                      ------------   ------------  -----------

                                         1,560,000      3,471,000    4,247,000
                                      ------------   ------------  -----------

     Deferred-
        Federal                                  -       (499,000)     (60,000)
        State                                    -        (98,000)     (12,000)
                                      ------------   ------------  -----------

                                                 -       (597,000)     (72,000)
                                      ------------   ------------  -----------

            Provision for income
            taxes                     $  1,560,000   $  2,874,000  $ 4,175,000
                                      ============   ============  ===========

      BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

      Notes to Consolidated Financial Statements
      March 30, 2002



      The Company's effective income tax rate varies from the amount computed, using the statutory U.S. income tax rate, as follows:

                                              March 30,    March 31,   March 25,
                                                2002         2001         2000

      Federal statutory rate                    34.0%        34.0%        34.1%

      Increase in taxes resulting from
      state income taxes, net of
      federal income tax benefit                 4.7          5.7          4.9

      Foreign sales corporation / Extra
      territorial income exclusion              (0.9)        (2.0)        (1.1)

      Change in valuation allowance
      related to foreign subsidiaries           (9.0)         4.2          0.5

      Other                                     (0.3)         0.5          0.2
                                             -------    ---------    ---------

                                                28.5%        42.4%        38.6%
                                             =======    =========    =========

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

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 30, 2002



      The following is a summary of stock option activity under the 1986 Plan, the 1996 Plan and the 1997 Plan:

                                                                       Weighted
                                          Number        Range of        Average
                                            of          Exercise       Exercise
                                         Options         Prices          Price

      Outstanding at March 27, 1999       524,250   $   11.67-20.25  $     15.64
         Granted                          127,375       11.63-12.88        11.80
         Exercised                        (11,500)      11.67-13.00        12.71
         Canceled                          (4,492)      13.00-20.25        17.84
                                       ----------   ---------------  -----------

      Outstanding at March 25, 2000       635,633       11.63-20.25        14.90
         Granted                          228,000        9.63-10.81        10.25
         Exercised                        (21,050)            13.00        13.00
         Canceled                        (201,983)      11.63-20.25        14.78
                                       ----------   ---------------  -----------

      Outstanding at March 31, 2001       640,600        9.63-20.25        13.35
         Granted                          206,250        9.26-10.37         9.74
         Canceled                        (144,550)       9.63-20.25        12.51
                                       ----------   ---------------  -----------

      Outstanding at March 30, 2002       702,300   $    9.26-20.25  $     12.46
                                       ==========   ===============  ===========

      Exercisable at March 30, 2002       372,583   $    9.26-20.25  $     13.67
                                       ==========   ===============  ===========

      Exercisable at March 31, 2001       277,221   $   11.63-20.25  $     15.12
                                       ==========   ===============  ===========

      Options available for future
      grant at March 30, 2002             518,400
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

                                                       OEM and
                                        Core         Multimedia         Total

2002

Net sales                           $ 57,900,666   $ 27,435,102    $  85,335,768
                                    ============   ============    =============

Gross profit                        $ 21,769,311   $  4,430,779    $  26,200,090
                                    ============   ============    =============

Depreciation and amortization       $  1,887,845   $    241,768    $   2,129,613
                                    ============   ============    =============

Capital expenditures                $  1,605,973   $    236,688    $   1,842,661
                                    ============   ============    =============

2001

Net sales                           $ 61,909,826   $ 58,457,266    $ 120,367,092
                                    ============   ============    =============

Gross profit                        $ 19,605,868   $ 11,636,756    $  31,242,624
                                    ============   ============    =============

Depreciation and amortization       $  1,232,441   $    871,292    $   2,103,733
                                    ============   ============    =============

Capital expenditures                $  3,023,627   $    252,054    $   3,275,681
                                    ============   ============    =============

2000

Net sales                           $ 61,131,316   $ 49,259,849    $ 110,391,165
                                    ============   ============    =============

Gross profit                        $ 21,633,212   $ 12,115,572    $  33,748,784
                                    ============   ============    =============

Depreciation and amortization       $    988,573   $    148,701    $   1,137,274
                                    ============   ============    =============

Capital expenditures                $  3,466,081   $    624,561    $   4,090,642
                                    ============   ============    =============

Total assets specifically identifiable within each reportable segment are listed in the table below. Assets included in the OEM and Multimedia segment consist of accounts receivable, inventories and fixed assets.

                                        March 30,          March 31,
                                          2002               2001

           Core                       $ 44,180,158      $ 46,822,555
           OEM and Multimedia            4,238,288        11,209,093
                                      ------------      ------------

                                      $ 48,418,446      $ 58,031,648
                                      ============      ============
17

     BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements
     March 30, 2002


     The following table identifies sales by geographic region. Sales are attributed to countries based on location of customer:

                                         For the Year Ended
                          March 30, 2002   March 31, 2001   March 25, 2000

         United States     $ 72,569,873    $  99,400,198    $  90,527,474
         Other               12,765,895       20,966,894       19,863,691
                           ------------    -------------    -------------

                           $ 85,335,768    $ 120,367,092    $ 110,391,165
                           ============    =============    =============

     No individual country included in "Other" accounted for more than 10% of net sales for the fiscal years presented above.

(7)  OTHER ACCRUED EXPENSES

     Other accrued expenses consist of the following:

                                                  March 30,      March 31,
                                                    2002           2001

            Inventory rework and warranty       $    200,000   $  1,125,705
            Advertising                              449,064        774,965
            Other                                    446,305        781,984
                                                ------------   ------------

                                                $  1,095,369   $  2,682,654
                                                ============   ============

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

     BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

     Notes to Consolidated Financial Statements
     March 30, 2002


(10) ACCOUNTS RECEIVABLE RESERVES

                                                Allowance for Doubtful Accounts
                                     Balance,     Charged to
                                    Beginning     Costs and                      Balance,
                                     of Year       Expenses    Deductions/(1)/  End of Year
      For the fiscal year ended-
         March 30, 2002            $    385,000  $     41,000   $    (60,000)  $    366,000
                                   ============  ============   ============   ============

         March 31, 2001            $    345,000  $     61,000   $    (21,000)  $    385,000
                                   ============  ============   ============   ============

         March 25, 2000            $    463,000  $      7,000   $   (125,000)  $    345,000
                                   ============  ============   ============   ============


/(1)/ Amounts deemed uncollectible net of recoveries of previously reserved amounts.


                                              Reserve for Off-Invoice Allowances/(2)/
                                     Balance,
                                   Beginning of    Charged to                     Balance,
                                       Year         Revenues       Deductions   End of Year
      For the fiscal year ended-
         March 30, 2002            $   2,711,000  $  12,771,000  $ (12,477,000) $  3,005,000
                                   =============  =============  =============  ============

         March 31, 2001            $   2,563,000  $  13,581,000  $ (13,433,000) $  2,711,000
                                   =============  =============  =============  ============

         March 25, 2000            $   2,102,000  $  11,715,000  $ (11,254,000) $  2,563,000
                                   =============  =============  =============  ============


/(2)/ Amounts are net against accounts receivable and include allowances for sales rebates, timely pay discounts and freight rebates.

19