Form 10-K/A
period 2002-03-30
BOSTON ACOUSTICS INC
filed 2002-07-23
CIK 805268

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



       (3) Listing of Exhibits

              Exhibits
              --------

       3.1.      -  Articles of Organization (1)
       3.2.      -  Amendment to Articles of Organization (1)
       3.3.      -  Second Amendment to Articles of Organization (1)
       3.4.      -  Bylaws (1)
       4.1.      -  Specimen Share Certificate (1)
       10.1.+    -  1996 Stock Plan adopted by Boston Acoustics, Inc.
                    on February 20, 1996, as amended (3)
       10.2.+    -  1986 Incentive Stock Option Plan adopted by Boston
                    Acoustics, Inc. on October 15, 1986, as amended (2)
       10.3.+    -  1997 Stock Plan adopted by Boston Acoustics, Inc. on May 28,
                    1997, as amended (7)
       10.4.#    -  Purchase Agreement dated March 27, 1997 by and between
                    Gateway 2000, Inc. and Boston Acoustics, Inc. (3)
       10.5.#    -  Letter of Agreement dated January 14, 1997 by and between
                    Gateway 2000, Inc. and Boston Acoustics, Inc. (3)
       10.6.#    -  Master Supply Agreement dated July 19, 1999 by and between
                    Gateway, Inc. and Boston Acoustics, Inc. (4)
       10.7.#    -  Letter of Agreement dated December 22, 1997 by and between
                    Gateway 2000, Inc. and Boston Acoustics, Inc. (5)
       10.8.#    -  Letter of Agreement dated May 14, 1998 by and between
                    Gateway 2000, Inc. and Boston Acoustics, Inc. (8)
       10.9. **  -  Amended and Restated Loan Agreement dated as of May 1, 2002 between Boston Acoustics, Inc. and Citizens Bank of
                    Massachusetts.
       10.10.**  -  Amended and Restated Revolving Credit Note dated as of May
                    1, 2002 in the amount of $25,000,000 made by Boston
                    Acoustics, Inc. payable to the order of Citizens Bank of
                    Massachusetts.
       13.  *    -  2002 Annual Report to Shareholders
       21.       -  Subsidiaries of the Registrant (3)
       23.  **   -  Consent of Independent Public Accountants
       99.1      -  "Safe Harbor" Statement under Private Securities Litigation
                    Reform Act of 1995 (6)
       99.2 **   -  Letter to the Securities and Exchange Commission regarding
                    Arthur Andersen LLP

*   Indicates an exhibit which is filed herewith.
* * Indicates an exhibit which is filed previously.
+   Indicates an exhibit which constitutes an executive compensation plan.
# Indicates that portions of the exhibit have been omitted pursuant to an order granting a request for confidential treatment.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on the 23rd day of July 2002.

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

/s/ Andrew G. Kotsatos                                             7/23/02
------------------------------    Director, Chairman of the        ------------
Andrew G. Kotsatos                Board and Treasurer


/s/ Moses A. Gabbay                                                7/23/02
------------------------------    Director and Chief Executive     ------------
Moses A. Gabbay                   Officer


/s/ Allan J. Evelyn                                                7/23/02
------------------------------    Director and  President          ------------
Allan J. Evelyn


/s/ Debra A. Ricker-Rosato                                         7/23/02
------------------------------    Vice President and               ------------
Debra A. Ricker-Rosato            Chief Accounting Officer


/s/ Alexander E. Aikens, III                                       7/23/02
------------------------------    Director                         ------------
Alexander E. Aikens, III


/s/ George J. Markos                                               7/23/02
------------------------------    Director                         ------------
George J. Markos


/s/ Lisa M. Mooney                                                 7/23/02
------------------------------    Director                         ------------
Lisa M. Mooney


/s/ Fletcher H. Wiley                                              7/23/02
------------------------------    Director                         ------------
Fletcher H. Wiley