Form 10-Q
period 2002-06-29
BOSTON ACOUSTICS INC
filed 2002-08-13
CIK 805268

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------
                                    FORM 10-Q

(Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  for the quarterly period ended June 29, 2002

                                       or

               [_] Transition Report pursuant Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
            for the transition period from __________ to __________

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

                                                  Yes [X]   No [_]

There were 4,595,595 shares of Common Stock issued and outstanding as of August 13, 2002.

--------------------------------------------------------------------------------

                             Boston Acoustics, Inc.

                                      Index
                                      -----

                                                                                   Page
                                                                                   ----
Part I:      Financial Information

      Item 1.     Financial Statements

                  Consolidated Balance Sheets (Unaudited)-
                  March 30, 2002 and June 29, 2002                                    4

                  Consolidated Statements of Income (Unaudited)-
                  Three months ended June 30, 2001 and June 29, 2002                  6

                  Consolidated Statements of Cash Flows (Unaudited)-
                  Three months ended June 30, 2001 and June 29, 2002                  7

                  Notes to Unaudited Consolidated Financial Statements                8

      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          11


Part II:     Other Information

                  Items 1 through 6                                                  15

                  Signatures                                                         16


                          PART I: FINANCIAL INFORMATION

                          Item 1: Financial Statements

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                     Assets
                                     ------

                                                               March 30, 2002            June 29, 2002
                                                               --------------            -------------
Current Assets:
      Cash and cash equivalents                                  $ 5,134,558              $ 4,779,845
      Accounts receivable, net of allowance for
       doubtful accounts of approximately $366,000
        and $357,000 at March 30, 2002 and
         June 29, 2002, respectively                              10,830,538               11,110,685
      Inventories                                                 14,370,308               14,567,342
      Deferred income taxes                                        1,724,000                1,724,000
      Prepaid expenses and other current assets                    1,010,792                1,078,529
                                                                 -----------              -----------
         Total current assets                                     33,070,196               33,260,401
                                                                 -----------              -----------

Property and Equipment, at Cost:

      Machinery and equipment                                     16,833,179               17,010,553
      Building and improvements                                    8,795,567                8,795,567
      Office equipment and furniture                               5,067,810                5,138,787
      Land                                                         1,815,755                1,815,755
      Motor vehicles                                                 255,956                  255,956
                                                                 -----------              -----------
                                                                  32,768,267               33,016,618
      Less-Accumulated depreciation
         and amortization                                         18,848,303               19,649,788
                                                                 -----------              -----------
                                                                  13,919,964               13,366,830
                                                                 -----------              -----------
Other Assets, Net                                                  1,428,286                1,427,444
                                                                 -----------              -----------
                                                                 $48,418,446              $48,054,675
                                                                 ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                      Liabilities and Shareholders' Equity
                      ------------------------------------

                                                           March 30, 2002           June 29, 2002
                                                           --------------           -------------
Current Liabilities:

 Accounts payable                                           $ 5,230,684              $ 6,163,954
 Accrued payroll and payroll-
      related expenses                                        1,185,529                1,228,858
 Dividends payable                                              390,626                  390,626
 Other accrued expenses                                       1,095,369                1,113,660
 Current maturity of line of credit                           2,500,000                1,250,000
                                                            -----------              -----------
         Total current liabilities                           10,402,208               10,147,098
                                                            -----------              -----------
Minority Interest in Joint Venture                               18,265                   23,620
                                                            -----------              -----------

Shareholders' Equity:

Common stock, $.01 par value -
      Authorized -- 8,000,000 shares
      Issued -- 5,100,314 shares                                 51,003                   51,003
Additional paid-in capital                                    1,191,988                1,191,988
Subscriptions receivable                                       (272,917)                (272,917)
Retained earnings                                            42,648,558               42,534,542
                                                            -----------              -----------
                                                             43,618,632               43,504,616
Less-Treasury stock, 504,700 shares, at cost                  5,620,659                5,620,659
                                                            -----------              -----------
         Total shareholders' equity                          37,997,973               37,883,957
                                                            -----------              -----------
                                                            $48,418,446              $48,054,675
                                                            ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                            Three Months Ended
                                                                            ------------------
                                                                June 30, 2001                  June 29, 2002
                                                                -------------                  -------------
Net sales                                                         $20,442,904                  $ 18,257,277
Cost of goods sold                                                 14,932,474                    12,448,444
                                                                  -----------                  ------------
      Gross profit                                                  5,510,430                     5,808,833
                                                                  -----------                  ------------
Selling and marketing expenses                                      2,530,046                     2,626,924
General and administrative expenses                                 1,155,093                     1,231,520
Engineering and development expenses                                1,324,256                     1,554,583
                                                                  -----------                  ------------
      Total operating expenses                                      5,009,395                     5,413,027
                                                                  -----------                  ------------
      Income from operations                                          501,035                       395,806

Interest income                                                        43,741                        31,137
Interest expense                                                     (160,028)                      (19,165)
Other income (expense)                                                (11,094)                       18,831
                                                                  -----------                  ------------

      Income before provision
         for income taxes                                             373,654                       426,609

Provision for income taxes                                            203,000                       150,000
                                                                  -----------                  ------------
      Net income                                                  $   170,654                  $    276,609
                                                                  ===========                  ============

Net income per share
      Basic                                                       $       .03                  $        .06
                                                                  ===========                  ============
      Diluted                                                     $       .03                  $        .06
                                                                  ===========                  ============

Weighted average common shares outstanding (Note 3):

      Basic                                                         4,929,114                     4,595,595
      Diluted                                                       4,941,282                     4,673,688

Dividends per share                                               $      .085                  $       .085
                                                                  ===========                  ============


The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                 ------------------
                                                                     June 30, 2001               June 29, 2002
                                                                     -------------               -------------
Cash flows from operating activities:
Net income                                                            $   170,654                    $   276,609
Adjustments to reconcile net income to net cash
         provided by operating activities -
    Depreciation and amortization                                         671,973                        801,485
    Changes in assets and liabilities -
      Accounts receivable                                                 148,588                       (280,147)
      Inventories                                                       5,445,141                       (197,034)
      Prepaid expenses and other current assets                           (60,031)                       (67,737)
      Accounts payable                                                    560,674                        933,270
      Accrued payroll and other accrued expenses                       (1,068,284)                        61,621
      Accrued income taxes                                                 73,365                              -
                                                                      -----------                    -----------
         Net cash provided by operating activities                      5,942,080                      1,528,067
                                                                      -----------                    -----------

Cash flows from investing activities:
      Purchases of property and equipment                                (210,997)                      (248,351)
      Decrease in other assets                                             11,582                          6,197
                                                                      -----------                    -----------
         Net cash used in investing activities                           (199,415)                      (242,154)
                                                                      -----------                    -----------

Cash flows from financing activities:
      Dividends paid                                                     (418,990)                      (390,626)
      Repayments on line of credit                                     (4,000,000)                    (1,250,000)
                                                                      -----------                    -----------
         Net cash used in financing activities                         (4,418,990)                    (1,640,626)
                                                                      -----------                    -----------

Net increase (decrease) in cash and cash equivalents                    1,323,675                       (354,713)
Cash and cash equivalents, beginning of period                          2,785,846                      5,134,558
                                                                      -----------                    -----------
Cash and cash equivalents, end of period                              $ 4,109,521                    $ 4,779,845
                                                                      ===========                    ===========

Supplemental Disclosure of Non-cash Financing and
Investing Activities:

      Dividends payable                                               $   418,863                    $   390,626
                                                                      ===========                    ===========
      Forgiveness of subscription receivable                          $    19,500                    $         -
                                                                      ===========                    ===========
      Minority interest in foreign subsidiary                         $    14,080                    $     5,355
                                                                      ===========                    ===========

 Supplemental Disclosure of Cash Flow Information:
      Cash paid for income taxes                                      $    39,000                    $    22,000
                                                                      ===========                    ===========
      Cash paid for interest                                          $   157,629                    $    19,557
                                                                      ===========                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     Boston Acoustics, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

(1)  Basis of Presentation

     The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three-month period ended June 29, 2002 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company's Annual Report included in its Form 10-K for fiscal year ended March 30, 2002.

(2)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                      March 30, 2002          June 29, 2002
                                      --------------          -------------

      Raw materials                    $ 4,345,760             $ 4,997,623
      Work-in-process                    1,317,223               1,168,787
      Finished goods                     8,707,325               8,400,932
                                       -----------             -----------
                                       $14,370,308             $14,567,342
                                       ===========             ===========

     Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3)  Net Income Per Common Share

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options). This standard requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of income. These financial statements have been prepared and presented based on this standard. For the three-month periods ended June 29, 2002 and June 30, 2001, there were 190,800 and 412,600 options respectively, that have been excluded from the weighted average number of common and dilutive potential shares outstanding, as their effect would be antidilutive.

     The computation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:

                                                For the three months ended
                                            June 30, 2001       June 29, 2002
                                            -------------       -------------

      Basic weighted average common
        shares outstanding                     4,929,114          4,595,595

      Dilutive effect of assumed exercise
        of stock options                          12,168             78,093
                                               ---------          ---------

      Weighted average common shares
        outstanding assuming dilution          4,941,282          4,673,688
                                               =========          =========


(4)  Revenue Recognition

     The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition.

     Revenue is recognized when products are shipped to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. The Company's standard sales terms provide that shipping terms are FOB shipping point, and that title and risk of loss or damage pass to customer upon delivery of products to the carrier.

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

(5)   Segment Reporting

      The Company has determined that it has two reportable segments: 1) core, and 2) original equipment manufacturer (OEM) and multimedia.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses between its two reportable segments. Accordingly, the Company's measure of profit for each reportable segment is based on gross profit.

                                                                         OEM and
      Three months ended June 29, 2002               Core               Multimedia             Total
      --------------------------------               ----               ----------          -----------
      Net Sales                                  $12,800,078           $ 5,457,199          $18,257,277
                                                 ===========           ===========          ===========
      Gross profit                               $ 4,968,339           $   840,494          $ 5,808,833
                                                 ===========           ===========          ===========

                                                                         OEM and
      Three months ended June 30, 2001               Core               Multimedia             Total
      --------------------------------               ----               ----------          -----------
      Net Sales                                  $13,336,052           $ 7,106,852          $20,442,904
                                                 ===========           ===========          ===========
      Gross profit                               $ 4,584,778           $   925,652          $ 5,510,430
                                                 ===========           ===========          ===========


(6)  Significant Customers and Concentration of Credit Risk

     For the three-month periods ended June 29, 2002 and June 30, 2001, one OEM/Multimedia customer represented approximately 29% and 32% of the Company's net sales, respectively, and one core customer represented approximately 13% of net sales for both reporting periods. One OEM/Multimedia customer represented approximately 16% of net accounts receivable and two core customers represented approximately 22% and 12% of net accounts receivable at June 29, 2002, respectively.

(7)  International Operations

     The Company maintains sales concentrations in Europe, Asia, and Canada in addition to distributing product through three foreign subsidiaries. Export sales accounted for approximately 15% and 19% of net sales for the three-month periods ended June 29, 2002 and June 30, 2001, respectively.

(8)  Accounting for Customer Consideration

     The Company adopted the provisions of Emerging Issues Task Force Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, (EITF 00-25), as codified by EITF 01-09 beginning January 1, 2002. EITF 00-25 addresses whether consideration given to a customer from a vendor should be classified as an adjustment to the selling price of the product sold or as a cost of the product sold. The task force reached a consensus that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor's products or services and therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. The Company offers cooperative advertising programs to its largest customers whereby the customers can earn sales credits for approved advertisements involving the Company's products. The Company has historically recorded these credits as an adjustment to the selling price of its products. For the three-month periods ending June 29, 2002 and June 30, 2001, cooperative advertising credits included as sales adjustments were approximately $633,000 and $436,000, respectively.

(9) Reclassifications

     Certain amounts in the prior-period consolidated financial statements have been reclassified to conform to the current period's presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month period ended June 30, 2001 and June 29, 2002 expressed as percentages of net sales.

                                                     Three Months Ended
                                                     ------------------
                                             June 30, 2001        June 29, 2002
                                             -------------        -------------

Net sales                                       100.0 %             100.0 %

Cost of goods sold                               73.0                68.2
                                                -----               -----

  Gross profit                                   27.0                31.8
                                                -----               -----

Selling and marketing expenses                   12.4                14.4

General and administrative expenses               5.6                 6.8

Engineering and development expenses              6.5                 8.5
                                                -----               -----

  Total operating expenses                       24.5                29.7
                                                -----               -----

  Income from operations                          2.5                 2.1

Interest income (expense), net                   (0.6)                0.1

Other income (expense)                           (0.1)                0.1
                                                -----               -----

  Income before provision for
   income taxes                                   1.8                 2.3

Provision for income taxes                        1.0                 0.8
                                                -----               -----

   Net income                                     0.8 %               1.5 %
                                                =====               =====


Net sales decreased 11 percent, from approximately $20,443,000 during the first quarter of fiscal 2002 to approximately $18,257,000 during the first quarter of fiscal 2003. The overall reduction in net sales is the result of the continued difficult economic environment and its impact on the Company's business segments, particularly OEM and multimedia speaker sales. Net sales of the Company's core products decreased approximately 4 percent or approximately $536,000 compared to the same three-month period a year ago, while net sales of the OEM and Multimedia Retail segment were down 23 percent or approximately $1,650,000.

During the three-month period ended June 29, 2002, the Company introduced upgraded versions of its in-wall/in-ceiling speaker systems. The DSi Series of speaker systems consist of nine models; 4 in-wall models and 5 in-wall/in-ceiling round speakers which can be used for stereo, home theater or, whole-house music applications and range in price from $150 to $600 per pair. Introductions of upgraded versions of existing product offerings, while permitting the Company to remain competitive, are not likely to result in significant increases in revenue over the long term. During the last week of June 2002, the Company launched one of its new high performance after-market component speakers. The Z6 has a suggested retail of $1,000 and has a highly stylized design that minimizes installation effort and cost. Although sales of this new automotive product did not have a material effect on the Core segment sales during the quarter (primarily because of the timing of the introduction late during the quarter), the Z component speakers are expected to enhance the Company's leadership in the premium after-market component speaker business and may result in additional revenues in subsequent periods.

Expenses included in the cost of goods sold line item are raw material, direct labor, freight, and indirect costs associated with the Company's manufacturing operations.

The Company's gross margin for the three-month period ended June 29, 2002 increased as a percentage of net sales from 27.0% to 31.8% due primarily to improved margins from the Core segment of sales. The Core segment of products have higher gross margins and have also benefited from the continued improvements in manufacturing efficiencies. Gross margin for the OEM/Multimedia segment sales increased slightly as a result of a changing product mix as compared to the same three-month period a year ago.

Selling and marketing expenses include payroll and payroll-related costs as well as corporate advertising and literature costs associated with the sale and marketing of the Company's products. Expenses included in the general and administrative expenses line item are management and administrative payroll and other expenses associated with the Company's operations outside of manufacturing, research and development and sales and marketing, and include professional services, consulting arrangements, and investor relations expenditures. Engineering and development expenses include payroll and payroll-related expenses attributed to the design and enhancement of existing products along with the creation of new products; associated expenses include supplies, samples, test equipment, and inventory consumed.

Total operating expenses increased in both absolute dollars and as a percentage of net sales during the three-month period ended June 29, 2002. This increase was anticipated and resulted from the Company's investment in personnel and process (approximately $300,000 as compared to the corresponding three-month period a year ago) to meet new business opportunities in new markets, particularly the OEM automotive market. Selling and marketing expenses have increased in absolute dollars (approximately $97,000) and as a percentage of sales primarily due to increased corporate advertising and literature expenses compared to the same period a year ago. General and administrative expenses increased in absolute dollars (approximately $76,000) and as a percentage of sales due to the value of donations contributed to charitable organizations as compared to the same three-month period a year ago. Engineering and development expenses have increased in absolute dollars (approximately $230,000) and as a percentage of sales in preparation to meet new business challenges particularly the OEM automotive market. This has resulted in increased personnel expenses and consulting fees for the first quarter of fiscal 2003 as compared to the corresponding period in fiscal 2002.

The Company posted net interest income of approximately $12,000 for the three-month period ended June 29, 2002 compared to net interest expense of approximately $116,000 for the corresponding period last year. The turnaround is due to a reduction in the Company's outstanding line of credit balance for the period ended June 29, 2002 as compared to the period ended June 30, 2001. At June 29, 2002, there was $1,250,000 outstanding on the Company's line of credit as compared to $7,500,000 at June 30, 2001.

The Company's effective income tax rate decreased to 35.2% for the three-month period ended June 29, 2002 from 54.3% for the three-month period ended June 30, 2001. The effective income tax rate for the three-month period ended June 30, 2001 was unusually high as a result of operating losses at the Company's foreign subsidiaries that could not be benefited.

Net income for the three-month period ended June 29, 2002 increased from approximately $171,000 to $277,000 while diluted earnings per share doubled from $.03 to $.06 per share. The increase is primarily attributable to improved margins in the Core segment, a shift in the product mix towards higher margin Core products, lower interest expense and a lower effective income tax rate.

Liquidity and Capital Resources

As of June 29, 2002, the Company's working capital was approximately $23,113,000, an increase of $445,000 since the end of fiscal 2002. The increase in working capital was due to increases in accounts receivable, inventory and payments made on the Company's line of credit borrowings partially offset by increased accounts payable. The Company's cash and cash equivalents were approximately $4,780,000 at June 29, 2002, a decrease of $355,000 since March 30, 2002. Current liabilities decreased by approximately $255,000 due to repayments on the line of credit offset by an increase in accounts payable. The Company has two lines of credit with two banking institutions totaling $26,500,000. At June 29, 2002, the Company had borrowings totaling $1,250,000 under its $25 million revolving credit agreement, and $0 outstanding under its $1.5 million revolving credit agreement.

Based on current market prices, management believes that the Company's stock is undervalued and that the current Company stock repurchase program is a good investment of available funds. Repurchases are made from time to time on the open market at prevailing market prices and in negotiated transactions off the market. The repurchase program is expected to continue through the end of the current fiscal year unless extended or shortened by the Board of Directors. Repurchased shares will be held in treasury and, at the present, the Company has no plans for their reissuance.

Given the company's historical profitability and its ability to manage expenses, the Company believes that its current resources are adequate to meet its requirements for working capital and capital expenditures through the foreseeable future.

Significant Customers

The Company's financial results for the three-month period ending June 29, 2002 include significant OEM sales of multimedia speaker systems to Gateway, Inc. ("Gateway"). For the three-month period ended June 29, 2002, Gateway accounted for 29.4% of the Company's net sales. The terms of these sales are governed by a Master Supply Agreement between Gateway and the Company which defines such issues as ordering and invoicing procedures, shipping charges, warranties, repair service support, product safety requirements, etc. This Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements; therefore, purchase orders by Gateway may fluctuate significantly from quarter to quarter.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K


     The following exhibits are filed herewith:

          Exhibit 99.1    Certification Pursuant to 18 U.S.C. Section 1350

          Exhibit 99.2    Certification Pursuant to 18 U.S.C. Section 1350


     The following reports on Form 8-K were filed during the quarter ended June 29, 2002:

          a.) Item 5. Announcement of the Company's entry into the automotive audio systems OEM market.

          b.) Item 4. Reporting the dismissal of Arthur Andersen LLP as the Company's independent auditor.

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



                                         Boston Acoustics, Inc.
                                         ----------------------
                                         Registrant


Date:  August 13, 2002                   By: /s/ Andrew G. Kotsatos
                                             ----------------------
                                             Andrew G. Kotsatos
                                             Director, Chairman of the Board
                                             and Treasurer


Date:  August 13, 2002                   By: /s/ Moses A. Gabbay
                                             -------------------
                                             Moses A. Gabbay
                                             Director and Chief Executive
                                             Officer


Date:  August 13, 2002                   By: /s/ Allan J. Evelyn
                                             -------------------
                                             Allan J. Evelyn
                                             Director and President


Date:  August 13, 2002                   By: /s/ Debra A. Ricker-Rosato
                                             --------------------------
                                             Debra A. Ricker-Rosato
                                             Vice President and
                                             Chief Accounting Officer