Form 10-Q
period 2002-09-28
BOSTON ACOUSTICS INC
filed 2002-11-12
CIK 805268

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
for the quarterly period ended September 28, 2002
or
☐    Transition Report pursuant to Section 13 or 15 (d)
of the Securities Exchange Act of 1934
for the transition period from ________ to _________

Commission File No. 33-9875

BOSTON ACOUSTICS, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2662473
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

300 Jubilee Drive
Peabody, Massachusetts	01960
(Address of Principal Executive Offices)	(Zip Code)

(978) 538-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑            No ☐

There were 4,401,595 shares of Common Stock issued and outstanding as of November 12, 2002

Boston Acoustics, Inc.

PART I:    FINANCIAL INFORMATION

Item 1:    Financial Statements

Boston Acoustics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

Assets

	March 30, 2002	September 28, 2002
Current Assets:

Cash and cash equivalents	$5,134,558	$5,191,482
Accounts receivable, net of allowance for doubtful accounts of approximately $366,000 and $334,000 at March 30, 2002 and September 28, 2002, respectively	10,830,538	9,986,685
Inventories	14,370,308	13,928,832
Deferred income taxes	1,724,000	1,724,000
Prepaid expenses and other current assets	1,010,792	1,201,290

Total current assets	33,070,196	32,032,289

Property and Equipment, at Cost:

Machinery and equipment	16,833,179	15,965,651
Building and improvements	8,795,567	8,795,567
Office equipment and furniture	5,067,810	5,237,331
Land	1,815,755	1,815,755
Motor vehicles	255,956	289,167

	32,768,267	32,103,471
Less-accumulated depreciation and amortization	18,848,303	19,299,744

	13,919,964	12,803,727

Other Assets, Net	1,428,286	1,426,594

	$48,418,446	$46,262,610

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

Liabilities and Shareholders’ Equity

	March 30, 2002	September 28, 2002
Current Liabilities:

Accounts payable	$5,230,684	$7,397,582
Accrued payroll and payroll-related expenses	1,185,529	1,259,775
Dividends payable	390,626	374,136
Other accrued expenses	1,095,369	1,258,534
Current maturity of line of credit	2,500,000	500,000

Total current liabilities	10,402,208	10,790,027

Minority Interest in Joint Venture	18,265	33,551

Shareholders’ Equity:

Common stock, $.01 par value
Authorized – 8,000,000 shares
Issued – 5,100,314 shares	51,003	51,003
Additional paid-in capital	1,191,988	1,191,988
Subscriptions receivable	(272,917)	(272,917)
Retained earnings	42,648,558	42,518,467

	43,618,632	43,488,541
Less-Treasury stock, 504,700 and 698,700 shares, at cost, at March 30, 2002 and September 28, 2002, respectively	5,620,659	8,049,509

Total shareholders’ equity	37,997,973	35,439,032

	$48,418,446	$46,262,610

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	September 29,	September 28,	September 29,	September 28
	2001	2002	2001	2002
Net sales	$21,066,609	$18,527,616	$41,509,513	$36,784,893
Cost of goods sold	14,667,942	12,826,264	29,600,416	25,274,708

Gross profit	6,398,667	5,701,352	11,909,097	11,510,185

Selling and marketing expenses	2,645,141	2,629,624	5,175,187	5,256,548
General and administrative expenses	1,173,794	1,259,081	2,328,887	2,490,601
Engineering and development expenses	1,233,001	1,362,867	2,557,257	2,917,450

Total operating expenses	5,051,936	5,251,572	10,061,331	10,664,599

Income from operations	1,346,731	449,780	1,847,766	845,586
Interest income	49,436	27,600	93,177	58,737
Interest expense	(85,739)	(12,475)	(245,767)	(31,640)
Other income (expense)	(38,173)	134,156	(49,267)	152,987

Income before provision for income taxes	1,272,255	599,061	1,645,909	1,025,670
Provision for income taxes	536,000	241,000	739,000	391,000

Net income	$736,255	$358,061	$906,909	$634,670

Net income per share:
Basic	$.15	$.08	$.18	$.14

Diluted	$.15	$.08	$.18	$.14

Weighted average common shares outstanding (Note 3):
Basic	4,900,153	4,552,848	4,914,633	4,574,221
Diluted	4,908,321	4,641,021	4,918,685	4,657,390
Dividends per share	$.085	$.085	$.17	$.17

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 29, 2001	September 28, 2002
Cash flows from operating activities:	$906,909	$634,670
Net income
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	1,359,757	1,567,259
Gain on sale of property and equipment	—	(100,190)
Changes in assets and liabilities -
Accounts receivable	264,526	843,853
Inventories	8,764,355	441,476
Prepaid expenses and other current assets	722	(190,498)
Accounts payable	1,739,515	2,166,898
Accrued payroll and other accrued expenses	(829,226)	237,411
Accrued income taxes	496,671	—

Net cash provided by operating activities	12,703,229	5,600,879

Cash flows from investing activities:
Purchases of property and equipment	(478,135)	(451,022)
Proceeds from sale of property and equipment	—	100,190
Decrease (increase) in other assets	(3,273)	16,978

Net cash used in investing activities	(481,408)	(333,854)

Cash flows from financing activities:
Dividends paid	(837,854)	(781,251)
Purchase of treasury stock	(1,777,850)	(2,428,850)
Repayments on line of credit	(7,000,000)	(2,000,000)

Net cash used in financing activities	(9,615,704)	(5,210,101)

Net increase in cash and cash equivalents	2,606,117	56,924

Cash and cash equivalents, beginning of period	2,785,846	5,134,558

Cash and cash equivalents, end of period	$5,391,963	$5,191,482

Supplemental Disclosure of Non-cash Financing and Investing Activities:
Dividends payable	$418,863	$374,136

Forgiveness of subscription receivable	$19,500	$—

Minority interest in foreign subsidiary	$25,844	$15,286

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$361,000	$358,000

Cash paid for interest	$275,604	$31,118

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

(1)    Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by Boston Acoustics, Inc. and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and six-month periods ended September 28, 2002 are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the Company’s Annual Report included in its Form 10-K for fiscal year ended March 30, 2002.

(2)    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 30, 2002	September 28, 2002
Raw materials	$4,345,760	$5,069,752
Work-in-process	1,317,223	1,284,932
Finished goods	8,707,325	7,574,148

	$14,370,308	$13,928,832

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3)    Net Income Per Common Share

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options). This standard requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of income. These consolidated financial statements have been prepared and presented based on this standard. For the three-month and six-month periods ended September 28, 2002, there were 190,800 stock options that have been excluded from the weighted average number of common and dilutive shares outstanding as their effect would be anti-dilutive. For the three-month and six-month periods ended September 29, 2001, there were 533,100 stock options that have been excluded from the weighted average number of common and dilutive shares outstanding as their effect would be anti-dilutive.

The computation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:

	Three Months Ended		Six Months Ended
	September 29,	September 28,	September 29,	September 28,
	2001	2002	2001	2002
Basic weighted average common shares outstanding	4,900,153	4,552,848	4,914,633	4,574,221
Dilutive effect of assumed exercise of stock options	8,168	88,173	4,052	83,169

Weighted average common shares outstanding assuming dilution	4,908,321	4,641,021	4,918,685	4,657,390

(4)    Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 101 (SAB 101), Revenue Recognition.

Revenue is recognized when products are shipped to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable. The Company’s standard sales terms provide that shipping terms are FOB shipping point, and that title and risk of loss or damage pass to the customer upon delivery of products to the carrier.

At the time of revenue recognition, the Company provides reserves for sales returns and rebates, timely pay discounts, and freight reserves.

The Company charges many of its customers shipping and freight costs related to the delivery of its products. Accordingly, the Company follows the provisions of Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Amounts charged to customers for shipping and handling costs are included in net sales in the accompanying consolidated statements of income. The related shipping and handling costs are recorded in cost of sales in the accompanying consolidated statements of income

(5)    Segment Reporting

The Company has determined that it has two reportable segments: 1) core, and 2) original equipment manufacturer (OEM) and multimedia.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses between its two reportable segments. Accordingly, the Company’s measure of profit for each reportable segment is based on gross profit.

Three Months Ended September 28, 2002
		OEM and
Fiscal 2003	Core	Multimedia	Total
Net Sales	$12,557,310	$5,970,306	$18,527,616

Gross profit	$4,783,122	$918,230	$5,701,352

Three Months Ended September 29, 2001
		OEM and
Fiscal 2002	Core	Multimedia	Total
Net Sales	$13,870,932	$7,195,677	$21,066,609

Gross profit	$5,226,363	$1,172,304	$6,398,667

Six Months Ended September 28, 2002
		OEM and
Fiscal 2003	Core	Multimedia	Total
Net Sales	$25,357,388	$11,427,505	$36,784,893

Gross profit	$9,751,461	$1,758,724	$11,510,185

Six Months Ended September 29, 2001
		OEM and
Fiscal 2002	Core	Multimedia	Total
Net Sales	$27,206,984	$14,302,529	$41,509,513

Gross profit	$9,811,141	$2,097,956	$11,909,097

(6)    Significant Customers and Concentration of Credit Risk

For the three-month periods ended September 28, 2002 and September 29, 2001, one OEM/Multimedia customer represented approximately 32% and 31% of the Company’s net sales, respectively, and one core customer represented approximately 15% and 16% of net sales, respectively. For the six-month periods ended September 28, 2002 and September 29, 2001, one OEM/Multimedia customer represented approximately 31% of the company’s net sales for both reporting periods and one core customer represented approximately 14% and 15% of net sales, respectively. One OEM/Multimedia customer represented approximately 20% of net accounts receivable and two core customers represented approximately 20% and 13% of net accounts receivable at September 28, 2002, respectively.

(7)    International Operations

The Company maintains sales concentrations in Europe, Asia, and Canada in addition to distributing product through three foreign subsidiaries. Export sales accounted for approximately 15% of net sales for the three-month periods ended September 28, 2002 and September 29, 2001. For the six-month periods ended September 28, 2002 and September 29, 2001, export sales accounted for approximately 15% and 17% of net sales, respectively.

(8)    Accounting for Customer Consideration

The Company adopted the provisions of Emerging Issues Task Force Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, (EITF 00-25), as codified by EITF 01-09 beginning January 1, 2002. EITF 00-25 addresses whether consideration given to a customer from a vendor should be classified as an adjustment to the selling price of the product sold or as a cost of the product sold. The task force reached a consensus that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s products or services and therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. The Company offers cooperative advertising programs to its largest customers whereby the customers can earn sales credits for approved advertisements involving the Company’s products. The Company has historically recorded these credits as an adjustment to the selling price of its products. For the three-month periods ending September 28, 2002 and September 29, 2001, cooperative advertising credits included as sales adjustments were approximately $685,000 and $559,000, respectively. For the six-month periods ending on the same dates, cooperative advertising credits included as sales adjustments were approximately $1,318,000 and $994,000, respectively.

(9)    Reclassifications

Certain amounts in the prior-period consolidated financial statements have been reclassified to conform to the current period’s presentation.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

The following table sets forth the results of operations for the three-month and six-month periods ended September 29, 2001 and September 28, 2002 expressed as percentages of net sales.

	Three Months Ended		Six Months Ended
	September 29,	September 28,	September 29,	September 28,
	2001	2002	2001	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.6	69.2	71.3	68.7

Gross profit	30.4	30.8	28.7	31.3

Selling and marketing expenses	12.5	14.2	12.4	14.3
General and administrative expenses	5.6	6.8	5.6	6.8
Engineering and development expenses	5.9	7.4	6.2	7.9

	24.0	28.4	24.2	29.0

Income from operations	6.4	2.4	4.5	2.3
Interest income (expense), net	(0.2)	0.1	(0.4)	0.1
Other income (expense)	(0.2)	0.7	(0.1)	0.4

Income before provision for income taxes	6.0	3.2	4.0	2.8
Provision for income taxes	2.5	1.3	1.8	1.1

Net income	3.5%	1.9%	2.2%	1.7%

Net sales for the second quarter decreased 12%, from approximately $21,067,000 last year to approximately $18,528,000 for the current fiscal period. For the six-month period ended September 28, 2002, net sales decreased 11% from approximately $41,510,000 during fiscal 2002 to approximately $36,785,000. The overall sales decrease for the three-month period ended September 28, 2002 was the result of a 17% or approximately $1,225,000 sales decrease in the OEM and multimedia segment and a 9% or approximately $1,314,000 decrease in net sales of the Company’s Core products from the same period a year ago. This reduction in net sales can be attributed to the continued difficult economic climate and its impact on both of the Company’s business segments.

During the second quarter of fiscal 2003, the Company launched the NX Car Coaxial Series of high performance after-market component speakers, replacing the RX Series. The NX Series, with suggested retails ranging from $150 to $200 per pair, offers maximum performance while maintaining a low profile design. The Company’s Core segment sales also included initial shipments of the Company’s PV500 10-inch, 100-watt, powered subwoofer. The PV500, with a suggested retail of $350, achieves output levels essential for lifelike reproduction of movie soundtracks and music while delivering a smooth, detailed response. The revenue from the new product introductions substantially offset the loss of revenues from discontinued product lines. Introductions of upgraded versions of existing product offerings, while permitting the Company to remain competitive, are not likely to result in significant increases in revenue over the long term.

Expenses included in the cost of goods sold line item are raw material, direct labor, freight, and indirect costs associated with the Company’s manufacturing operations.

The Company’s gross margin for the three-month period ended September 28, 2002 increased from 30.4% to 30.8% as compared to the same period a year ago. For the six-month period ended September 28, 2002, gross margin increased to 31.3% from 28.7% for the same period last year. The increases for both the three-month and six-month periods were primarily within the Core business segment and reflect the continuing gains in manufacturing efficiencies and the cost tightening measures implemented last calendar year. Additionally, the OEM/Multimedia segment of sales, which has lower gross margins, represented a smaller portion of total net sales during the three-month and six-month periods ended September 28, 2002 as compared to the same periods a year ago, and as a result, the overall gross margin increased.

Selling and marketing expenses include payroll and payroll-related costs as well as corporate advertising and literature costs associated with the sale and marketing of the Company’s products. Expenses included in the general and administrative expenses line item are management and administrative payroll and other expenses associated with the Company’s operations outside of manufacturing, research and development and sales and marketing, and include professional services, consulting arrangements, and investor relations expenditures. Engineering and development expenses include payroll and payroll-related expenses attributed to the design and enhancement of existing products along with the creation of new products; associated expenses include supplies, samples, test equipment, and inventory consumed.

Total operating expenses increased in both absolute dollars and as a percentage of net sales for both the three-month and six-month periods ended September 28, 2002 as compared to the same periods a year ago. This increase was anticipated and resulted from the Company’s investment in personnel and process (approximately $300,000 and $600,000 for the three-month and six-month periods ended September 28, 2002 as compared to the corresponding periods a year ago) to meet new business opportunities in new markets, particularly the OEM automotive market. Selling and marketing expenses decreased by approximately $16,000 for the three-month period ended September 28, 2002 and increased by approximately $81,000 for the six-month period ended on September 28, 2002 as compared to the same periods a year ago. As a percentage of sales, these expenses have increased for both periods primarily due to increased corporate advertising and literature costs compared to the same period a year ago. General and administrative expenses increased in absolute dollars (approximately $85,000 and $162,000 for the three-month and six-month periods, respectively) and as a percentage of sales due to the value of donations contributed to charitable organizations as compared to the same periods a year ago. Engineering and development expenses have increased in absolute dollars (approximately $130,000 and $360,000 for the three-month and six-month periods, respectively) and as a percentage of sales in preparation to meet new business challenges particularly the OEM automotive market. This has resulted in increased personnel expenses and consulting fees for both the three-month and six-month periods ending September 28, 2002 as compared to the corresponding periods in fiscal 2002.

The Company posted net interest income of approximately $15,000 for the three-month period ended September 28, 2002 compared to net interest expense of approximately $36,000 for the corresponding period last year. For the six-month period ended September 28, 2002, the Company reported net interest income of approximately $27,000 compared to net interest expense of approximately $153,000 for the same period a year ago. The turnaround is due to a reduction in the Company’s outstanding line of credit balance for the period ended September 28, 2002 as compared to the period ended September 29, 2001. At September 28, 2002, there was $500,000 outstanding on the Company’s line of credit as compared to $4,500,000 at September 29, 2001.

During the second quarter of fiscal 2003, the Company recognized a gain on the sale of property and equipment totaling approximately $100,000. The gain resulted primarily from the sale of a fully depreciated automated production line. For presentation purposes, the gain is grouped with the gain on foreign exchange and reflected as other income for the three-month and six-month periods ended September 28, 2002. For the three-month and six-month periods ended September 29, 2001, other expense includes only the loss on foreign exchange.

The Company’s effective tax rate for the three-month period ended September 28, 2002 decreased to 40.2% from 42.1% for the corresponding period a year ago. The Company’s effective income tax rate decreased to 38.1% for the six-month period ended September 28, 2002 as compared to 44.9% for the six-month period ended September 29, 2001. The effective income tax rate for the three-month and six-month periods ended September 29, 2001 were unusually high as a result of operating losses at the Company’s foreign subsidiaries that could not be benefited.

Net income for the second quarter of fiscal 2003 decreased from approximately $736,000 in fiscal 2002 to approximately $358,000 while diluted earnings per share decreased from $.15 to $.08 per share. The decrease is primarily attributable to a 12% decrease in net sales coupled with an increase in operating expenses of approximately $200,000. Net income for the six-month period ended September 28, 2002 decreased from approximately $907,000 in fiscal 2002 to approximately $635,000 in fiscal 2003, while diluted earnings per share decreased from $.18 to $.14 per share. The decrease in net income for the six-month period ended September 28, 2002 is primarily the result of the 11% decrease in net sales coupled with an increase in operating expenses of approximately $603,000.

Liquidity and Capital Resources

As of September 28, 2002, the Company’s working capital was approximately $21,242,000, a decrease of approximately $1,426,000 since the end of fiscal 2002. The decrease in working capital since March 30, 2002, was primarily due to the repayments made on the Company’s line of credit borrowings, purchases of treasury stock, reductions in accounts receivable and inventory balances partially offset by an increase in accounts payable. The Company’s cash and cash equivalents were approximately $5,191,000 at September 28, 2002, an increase of approximately $57,000 from March 30, 2002. Current liabilities increased by approximately $388,000 due to an increase in accounts payable and accrued expenses offset by repayments on the line of credit. The Company has two lines of credit with two banking institutions totaling $26,500,000. At September 28, 2002, the Company had borrowings totaling $500,000 under its $25,000,000 revolving credit agreement, and $0 outstanding under its $1.5 million revolving credit agreement.

Based on current market prices, management believes that the Company’s stock is undervalued and that the current Company stock repurchase program is a good investment of available funds. Repurchases are made from time to time on the open market at prevailing market prices and in negotiated transactions off the market. The repurchase program is expected to continue through the end of the current fiscal year unless extended or shortened by the Board of Directors. Repurchased shares will be held in treasury and, at the present, the Company has no plans for their reissuance.

Given the company’s historical profitability and its ability to manage expenses, the Company believes that its current resources are adequate to meet its requirements for working capital and capital expenditures through the foreseeable future.

Significant Customers

The Company’s financial results for the three-month and six-month periods ended September 28, 2002 include significant OEM sales of multimedia speaker systems to Gateway, Inc. (“Gateway”). For the three-month and six-month periods ended September 28, 2002, Gateway accounted for 32.1% and 30.8% of the Company’s net sales, respectively. The terms of these sales are governed by a Master Supply Agreement between Gateway and the Company which defines such issues as ordering and invoicing procedures, shipping charges, warranties, repair service support, product safety requirements, etc. This Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements; therefore, purchase orders by Gateway may fluctuate significantly from quarter to quarter.

Based on information currently available from our OEM customer, the Company anticipates that our OEM sales should decrease during fiscal 2003 as compared to fiscal 2002. Although the loss of Gateway as a customer or the loss of any significant portion of orders from Gateway could have a material adverse effect on the Company’s business, consolidated results of operations and consolidated financial condition, the Company’s management has taken steps including pursuit of additional OEM customers, expansion of the Company’s automotive product offerings and renewed efforts to increase sales of the Company’s Core products) which it believes will mitigate the adverse consequences of the expected decline in orders from Gateway.

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers, or employees may contain “forward-looking” information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company’s market and customers, the Company’s objectives and plans for future operations, and the Company’s expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company’s products, the rate of growth in the audio industry; the presence of competitors with greater technical, marketing and financial resources; the Company’s ability to promptly and effectively respond to technological change to meet evolving consumer demands; capacity and supply constraints or difficulties; and the Company’s ability to successfully integrate new operations. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. For a further discussion of these and other significant factors to consider in connection with forward-looking statements concerning the Company, reference is made to Exhibit 99 of the Company’s Form 8-K filed on July 18, 1996.

Item 4.    Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and its Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II:    OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Shareholders of the Company held on August 13, 2002, shareholders acted affirmatively to elect nominees for directors proposed by management. Each Director is to serve until the next Annual Meeting of Shareholders and thereafter until his/her successor is elected and qualified.

Nominee	Votes “For”	Votes “Withheld”
Andrew G. Kotsatos	4,071,558	21,473
Moses A. Gabbay	4,069,758	23,273
Allan J. Evelyn	4,066,058	26,973
Alexander E. Aikens, III	4,079,760	13,271
George J. Markos	4,075,660	17,371
Lisa M. Mooney	4,077,160	15,871
Fletcher H. Wiley	4,076,160	16,871

Shareholders also voted to ratify the action of the Directors in selecting Ernst & Young LLP as auditors of the Company for the ensuing fiscal year. A total of 4,075,986 votes were cast in favor of the proposal, 15,745 votes were cast against, and there were 1,300 abstentions.

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

Boston Acoustics, Inc.
Registrant

Date: November 12, 2002	By:	/s/ ANDREW G. KOTSATOS
Andrew G. Kotsatos
Director, Chairman of the Board and Treasurer

Date: November 12, 2002	By:	/s/ MOSES A. GABBAY
Moses A. Gabbay
Director and Chief Executive Officer

Date: November 12, 2002	By:	/s/ ALLAN J. EVELYN
Allan J. Evelyn
Director and President

Date: November 12, 2002	By:	/s/ DEBRA A. RICKER-ROSATO
Debra A. Ricker-Rosato
Vice President and Chief Accounting Officer

Certifications

I, Moses A. Gabbay, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boston Acoustics, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By: /s/ MOSES A. GABBAY
Moses A. Gabbay
Chief Executive Officer

I, Debra A. Ricker-Rosato, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boston Acoustics, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By: /s/ DEBRA A. RICKER-ROSATO
Vice President – Finance
(Principal Financial Officer)