Form 10-Q
period 2002-12-28
BOSTON ACOUSTICS INC
filed 2003-02-11
CIK 805268

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

for the quarterly period ended December 28, 2002

or

☐     Transition Report pursuant to Section 13 or 15 (d)

of the Securities Exchange Act of 1934

for the transition period from                      to

Commission File No. 33-9875

BOSTON ACOUSTICS, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2662473
(State or other jurisdiction of incorporation or organization)	(I. R. S. employer identification no.)

300 Jubilee Drive Peabody, Massachusetts	01960
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒    No ☐

There were 4,401,595 shares of Common Stock issued and outstanding as of February 10, 2003.

Boston Acoustics, Inc.

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements

Boston Acoustics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

Assets

	March 30, 2002	December 28, 2002
Current Assets:

Cash and cash equivalents	$5,134,558	$6,044,018
Accounts receivable, net of allowance for doubtful accounts of approximately $366,000 and $381,000 at March 30, 2002 and December 28, 2002, respectively	10,830,538	11,117,858
Inventories	14,370,308	12,619,557
Deferred income taxes	1,724,000	1,724,000
Prepaid expenses and other current assets	1,010,792	900,384

Total current assets	33,070,196	32,405,817

Property and Equipment, at Cost:
Machinery and equipment	16,833,179	16,299,897
Building and improvements	8,795,567	8,795,567
Office equipment and furniture	5,067,810	5,384,246
Land	1,815,755	1,815,755
Motor vehicles	255,956	290,167

	32,768,267	32,585,632
Less-accumulated depreciation and amortization	18,848,303	20,168,782

	13,919,964	12,416,850

Other Assets, Net	1,428,286	1,426,593

	$48,418,446	$46,249,260

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

Liabilities and Shareholders’ Equity

	March 30, 2002	December 28, 2002
Current Liabilities:
Accounts payable	$5,230,684	$7,778,681
Accrued payroll and payroll-related expenses	1,185,529	877,738
Dividends payable	390,626	374,136
Other accrued expenses	1,095,369	1,321,112
Current maturity of line of credit	2,500,000	—

Total current liabilities	10,402,208	10,351,667

Minority Interest in Joint Venture	18,265	43,519

Shareholders’ Equity:
Common stock, $.01 par value
Authorized—8,000,000 shares
Issued—5,100,314 shares	51,003	51,003
Additional paid-in capital	1,191,988	1,191,988
Subscriptions receivable	(272,917)	(272,917)
Retained earnings	42,648,558	42,933,509

	43,618,632	43,903,583
Less-Treasury stock, 504,700 and 698,700 shares, at cost, at March 30, 2002 and December 28, 2002, respectively	5,620,659	8,049,509

Total shareholders’ equity	37,997,973	35,854,074

	$48,418,446	$46,249,260

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2001	December 28, 2002	December 29, 2001	December 28, 2002
Net sales	$23,205,624	$20,463,831	$64,715,137	$57,248,724
Cost of goods sold	15,322,323	13,868,471	44,922,739	39,143,179

Gross profit	7,883,301	6,595,360	19,792,398	18,105,545

Selling and marketing expenses	2,766,884	2,757,206	7,942,071	8,013,754
General and administrative expenses	1,308,806	1,297,776	3,637,693	3,788,377
Engineering and development expenses	1,293,566	1,646,131	3,850,823	4,563,581

Total operating expenses	5,369,256	5,701,113	15,430,587	16,365,712

Income from operations	2,514,045	894,247	4,361,811	1,739,833
Interest income	36,339	27,366	129,516	86,103
Interest expense	(35,722)	(9,674)	(281,489)	(41,314)
Other income (expense)	(92,851)	114,239	(142,118)	267,226

Income before provision for income taxes	2,421,811	1,026,178	4,067,720	2,051,848
Provision for income taxes	906,000	237,000	1,645,000	628,000

Net income	$1,515,811	$789,178	$2,422,720	$1,423,848

Net income per share:
Basic	$.32	$.18	$.50	$.31

Diluted	$.32	$.18	$.50	$.31

Weighted average common shares outstanding (Note 3):
Basic	4,674,124	4,401,595	4,834,463	4,516,679
Diluted	4,679,669	4,478,779	4,841,992	4,597,876
Dividends per share	$.085	$.085	$.255	$.255

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 29, 2001	December 28, 2002
Cash flows from operating activities:
Net income	$2,422,720	$1,423,848
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	2,454,423	2,436,297
Gain on sale of property and equipment	—	(100,190)
Changes in assets and liabilities—
Accounts receivable	(1,426,813)	(287,320)
Inventories	6,942,646	1,750,751
Prepaid expenses and other current assets	203,865	110,408
Accounts payable	6,763,881	2,547,997
Accrued payroll and other accrued expenses	(1,369,749)	(82,048)
Accrued income taxes	308,883	—

Net cash provided by operating activities	16,299,856	7,799,743

Cash flows from investing activities:
Purchases of property and equipment	(539,583)	(933,183)
Proceeds from sale of property and equipment	—	100,190
Decrease (increase) in other assets	(87,605)	26,947

Net cash used in investing activities	(627,188)	(806,046)

Cash flows from financing activities:
Dividends paid	(1,256,715)	(1,155,387)
Purchase of treasury stock	(3,192,315)	(2,428,850)
Repayments on line of credit	(8,000,000)	(2,500,000)

Net cash used in financing activities	(12,449,030)	(6,084,237)

Net increase in cash and cash equivalents	3,223,638	909,460
Cash and cash equivalents, beginning of period	2,785,846	5,134,558

Cash and cash equivalents, end of period	$6,009,484	$6,044,018

Supplemental Disclosure of Non-cash Financing and Investing Activities:
Dividends payable	$390,626	$374,136

Forgiveness of subscription receivable	$19,500	$—

Minority interest in foreign subsidiary	$8,205	$25,254

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,454,790	$388,000

Cash paid for interest	$320,943	$41,676

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by Boston Acoustics, Inc. and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and nine-month periods ended December 28, 2002 are not necessarily indicative of results to be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the Company’s Annual Report included in its Form 10-K for fiscal year ended March 30, 2002.

(2)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 30, 2002	December 28, 2002
Raw materials	$4,345,760	$3,799,734
Work-in-process	1,317,223	1,288,594
Finished goods	8,707,325	7,531,229

	$14,370,308	$12,619,557

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3)	Net Income Per Common Share

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options). This standard requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of income. These consolidated financial statements have been prepared and presented based on this standard. For the three-month and nine-month periods ended December 28, 2002, there were 190,800 stock options that have been excluded from the weighted average number of common and dilutive shares outstanding as their effect would be anti-dilutive. For the three-month and nine-month periods ended December 29, 2001, there were 557,752 and 541,198 stock options, respectively, that have been excluded from the weighted average number of common and dilutive shares outstanding as their effect would be anti-dilutive.

The computation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:

	Three Months Ended		Nine Months Ended
	December 29, 2001	December 28, 2002	December 29, 2001	December 28, 2002
Basic weighted average common shares outstanding	4,674,124	4,401,595	4,834,463	4,516,679
Dilutive effect of assumed exercise of stock options	5,545	77,184	7,529	81,197

Weighted average common shares outstanding assuming dilution	4,679,669	4,478,779	4,841,992	4,597,876

(4)	Revenue Recognition

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

Three Months Ended December 28, 2002

Fiscal 2003	Core	OEM and Multimedia	Total
Net Sales	$15,051,570	$5,412,261	$20,463,831

Gross profit	$5,760,886	$834,474	$6,595,360

Three Months Ended December 29, 2001
Fiscal 2002	Core	OEM and Multimedia	Total
Net Sales	$16,745,341	$6,460,283	$23,205,624

Gross profit	$6,789,086	$1,094,215	$7,883,301

Nine Months Ended December 28, 2002
Fiscal 2003	Core	OEM and Multimedia	Total
Net Sales	$40,408,958	$16,839,766	$57,248,724

Gross profit	$15,512,347	$2,593,198	$18,105,545

Nine Months Ended December 29, 2001
Fiscal 2002	Core	OEM and Multimedia	Total
Net Sales	$43,952,325	$20,762,812	$64,715,137

Gross profit	$16,600,227	$3,192,171	$19,792,398

(6)	Significant Customers and Concentration of Credit Risk

For the three-month periods ended December 28, 2002 and December 29, 2001, one OEM/Multimedia customer represented approximately 26% of the Company’s net sales for both reporting periods, and one core customer represented approximately 21% and 18% of net sales, respectively. For the nine-month periods ended December 28, 2002 and December 29, 2001, one OEM/Multimedia customer represented approximately 29% and 30% of the Company’s net sales, respectively, and one core customer represented approximately 16% of net sales for both reporting periods. One OEM/Multimedia customer represented approximately 19% of net accounts receivable and one core customer represented approximately 29% of net accounts receivable at December 28, 2002, respectively.

(7)	International Operations

The Company maintains sales concentrations in Europe, Asia, and Canada in addition to distributing product through three foreign subsidiaries. Export sales accounted for approximately 16% and 15% of net sales for the three-month periods ended December 28, 2002 and December 29, 2001, respectively. For the nine-month periods ended December 28, 2002 and December 29, 2001, export sales accounted for approximately 15% and 16% of net sales, respectively.

(8)	Accounting for Customer Consideration

The Company follows the provisions of Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer, (EITF 01-09). EITF 01-09 addresses whether consideration given to a customer from a vendor should be classified as an adjustment to the selling price of the product sold or as a cost of the product sold. The task force reached a consensus that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling price of the vendor’s products or services and therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. The Company offers cooperative advertising programs to its largest customers whereby the customers can earn sales credits for approved advertisements involving the Company’s products. The Company has historically recorded these credits as an adjustment to the selling price of its products. For the three-month periods ending December 28, 2002 and December 29, 2001, cooperative advertising credits included as sales adjustments were approximately $945,000 and $649,000, respectively. For the nine-month periods ending on the same dates, cooperative advertising credits included as sales adjustments were approximately $2,263,000 and $1,643,000, respectively.

(9)	Reclassifications

Certain amounts in the prior-period consolidated financial statements have been reclassified to conform to the current period’s presentation.

(10)	Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, Accounting for Cost Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3. Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will result in any material impact on its consolidated financial statements at this time.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS 123, Accounting for Stock-Based Compensation. In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The amendments to SFAS 123 in paragraphs 2(a)-2(e) of this statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The Company does not expect this statement to have a significant impact on its consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the results of operations for the three-month and nine-month periods ended December 29, 2001 and December 28, 2002 expressed as percentages of net sales.

	Three Months Ended		Nine Months Ended
	December 29, 2001	December 28, 2002	December 29, 2001	December 28, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.0	67.8	69.4	68.4

Gross profit	34.0	32.2	30.6	31.6

Selling and marketing expenses	11.9	13.5	12.3	14.0
General and administrative expenses	5.7	6.4	5.6	6.6
Engineering and development expenses	5.6	8.0	6.0	8.0

	23.2	27.9	23.9	28.6

Income from operations	10.8	4.3	6.7	3.0
Interest income (expense), net	0.0	0.1	(0.2)	0.1
Other income (expense)	(0.4)	0.6	(0.2)	0.5

Income before provision for income taxes	10.4	5.0	6.3	3.6
Provision for income taxes	3.9	1.1	2.6	1.1

Net income	6.5%	3.9%	3.7%	2.5%

Net sales for the third quarter decreased 12%, from approximately $23,206,000 last year to approximately $20,464,000 for the current fiscal period. For the nine-month period ended December 28, 2002, net sales decreased 12% from approximately $64,715,000 during fiscal 2002 to approximately $57,249,000. The overall sales decrease for the three-month period ended December 28, 2002 was the result of a 16% or approximately $1,048,000 sales decrease in the OEM and multimedia segment and a 10% or approximately $1,694,000 decrease in net sales of the Company’s Core products from the same period a year ago. The reduction in net sales reflects the continuing difficult economic climate and its impact on both of the Company’s business segments.

During the third quarter of fiscal 2003, the Company launched the new Recepter™ Radio. The Recepter is a high-performance AM/FM radio that has been designed to deliver smooth, natural response and room-

filling sound despite its compact size. The outstanding audio performance is coupled with a highly sensitive AM/FM tuner with a 20 preset-station memory for clear, distortion-free reception sound. The Recepter Radio with a retail of $159 is available in three finishes —platinum, charcoal and polar white. The product launch of the Recepter Radio did not contribute significantly in absolute dollars or percentage of total sales during the period due to the introduction of the product late in the quarter. The OEM/Multimedia segment included sales of the BA745 three-piece system and the BA7800 five-piece system, as well as, initial shipments in December 2002 of the BA7900™ high performance 6-piece 5.1 channel powered speaker system. These three speaker systems are all designed for use with personal computers and are offered via the Company’s OEM customer, Gateway, Inc. Revenue from the new product introductions partially offset the loss of revenues from discontinued product lines. Introductions of upgraded versions of existing product offerings, while permitting the Company to remain competitive, are not likely to result in significant increases in revenue over the long term.

Expenses included in the cost of goods sold line item are raw materials, direct labor, freight, and indirect costs associated with the Company’s manufacturing operations.

The Company’s gross margin for the three-month period ended December 28, 2002 decreased from 34.0% to 32.2% as compared to the same period a year ago. Both the Core and OEM/Multimedia business segments were impacted during the quarter by slightly lower margins and the re-classification of certain cooperative advertising expenses from sales and marketing expenses to net sales as compared to the comparable periods a year ago. For the nine-month period ended December 28, 2002, gross margin increased to 31.6% from 30.6% for the same period last year. The increase for the nine-month period was primarily within the Core business segment and reflects the continuing gains in manufacturing efficiencies and the cost tightening measures implemented last calendar year. Additionally, the OEM/Multimedia segment of sales, which has lower gross margins, represented a smaller portion of total net sales during the nine-month period ended December 28, 2002 as compared to the same period a year ago, and as a result, the overall gross margin increased.

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

Total operating expenses increased in both absolute dollars and as a percentage of net sales for both the three-month and nine-month periods ended December 28, 2002 as compared to the same periods a year ago. This increase was anticipated and resulted from the Company’s investment in personnel and process (approximately $500,000 and $1,100,000 for the three-month and nine-month periods ended December 28, 2002 as compared to the corresponding periods a year ago) to meet new business opportunities in new markets, particularly the OEM automotive market. Selling and marketing expenses decreased by approximately $10,000 for the three-month period ended December 28, 2002 while increasing by approximately $72,000 for the nine-month period ended on December 28, 2002 as compared to the same periods a year ago. As a percentage of sales, these expenses increased for both periods primarily due to increases in corporate advertising and literature costs, mainly associated with the launch of the Receptor Radio product which accounted for approximately $250,000 of the total selling and marketing expenses during the quarter. These increased expenditures were offset by the re-classification of certain cooperative advertising expenses from sales and marketing expenses to net sales as compared to the comparable periods a year ago. General and administrative expenses decreased by approximately $11,000 for the three-month period ended December 28, 2002 and increased by approximately $151,000 for the nine-month period ended on December 28, 2002 as compared to the same periods a year ago. The increase for the nine-month period ended December 28, 2002 is primarily due to the value of donations contributed to charitable organizations as compared to the same period a year ago. Engineering and development expenses have increased in absolute dollars (approximately $353,000 and $713,000 for the three-month and nine-month periods, respectively) and as a percentage of sales in preparation to meet new business challenges particularly the OEM automotive market. This has resulted in increased consulting fees and industrial design costs for both the three-month and nine-month periods ending December 28, 2002 as compared to the corresponding periods in fiscal 2002.

The Company posted net interest income of approximately $18,000 for the three-month period ended December 28, 2002 compared to approximately $1,000 for the corresponding period last year. For the nine-month period ended December 28, 2002, the Company reported net interest income of approximately $45,000 compared to net interest expense of approximately $152,000 for the same period a year ago. The turnaround is due to a reduction in the Company’s outstanding line of credit balance for the period ended December 28, 2002 as compared to the period ended December 29, 2001. At December 28, 2002, there was no outstanding balance on the Company’s lines of credit as compared to $3,500,000 at December 29, 2001.

During the second quarter of fiscal 2003, the Company recognized a gain on the sale of property and equipment totaling approximately $100,000. The gain resulted primarily from the sale of a fully depreciated automated production line. For presentation purposes, the gain is recorded as other income for the nine-month period ended December 28, 2002. For the three-month period ended December 28, 2002, other income includes only the gain on foreign exchange. For the three-month and nine-month periods ended December 29, 2001, other expense includes only the loss on foreign exchange.

The Company’s effective tax rate for the three-month period ended December 28, 2002 decreased to 23.1% from 37.4% for the corresponding period a year ago. The Company’s effective income tax rate decreased to 30.6% for the nine-month period ended December 28, 2002 as compared to 40.4% for the nine-month period ended December 29, 2001. The lower effective income tax rate for the three-month and nine-month periods ended December 28, 2002 is primarily the result of the recognition of benefits from additional research and development tax credits identified during the current fiscal quarter.

Net income for the third quarter of fiscal 2003 decreased from approximately $1,516,000 in fiscal 2002 to approximately $789,000 while diluted earnings per share decreased from $.32 to $.18 per share. The decrease is primarily attributable to a 12% decrease in net sales coupled with an increase in operating expenses of approximately $332,000. Net income for the nine-month period ended December 28, 2002 decreased from approximately $2,423,000 in fiscal 2002 to approximately $1,424,000 in fiscal 2003, while diluted earnings per share decreased from $.50 to $.31 per share. The decrease in net income for the nine-month period ended December 28, 2002 is primarily the result of a 12% decrease in net sales coupled with an increase in operating expenses of approximately $935,000.

Liquidity and Capital Resources

As of December 28, 2002, the Company’s working capital was approximately $22,054,000, a decrease of approximately $614,000 since the end of fiscal 2002. The decrease in working capital since March 30, 2002, was primarily the result of repayments made on the Company’s line of credit borrowings, purchases of treasury stock and a reduction in inventory partially offset by an increase in accounts payable. The Company’s cash and cash equivalents were approximately $6,044,000 at December 28, 2002, an increase of approximately $909,000 from March 30, 2002. Current liabilities decreased by approximately $51,000 due to repayments on the line of credit offset by an increase in accounts payable and accrued expenses. The Company has two lines of credit with two banking institutions totaling $26,500,000. At December 28, 2002, the Company did not have any borrowings under any of its lines of credit.

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

Significant Customers

The Company’s financial results for the three-month and nine-month periods ended December 28, 2002 include significant OEM sales of multimedia speaker systems to Gateway, Inc. (“Gateway”). For the three-month and nine-month periods ended December 28, 2002, Gateway accounted for 26.3% and 29.2% of the Company’s net sales, respectively. The terms of these sales are governed by a Master Supply Agreement between Gateway and the Company which defines such issues as ordering and invoicing procedures, shipping charges, warranties, repair service support, product safety requirements, etc. This Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements; therefore, purchase orders by Gateway may fluctuate significantly from quarter to quarter.

Based on nine months actual sales and information currently available from our OEM customer, the Company anticipates that our OEM sales will decrease during fiscal 2003 as compared to fiscal 2002. Although the loss of Gateway as a customer or the loss of any significant portion of orders from Gateway could have a material adverse effect on the Company’s business, consolidated results of operations and consolidated financial condition, the Company’s management has taken steps (including pursuit of additional OEM customers, expansion of the Company’s automotive product offerings and renewed efforts to increase sales of the Company’s Core products) which it believes will mitigate the adverse consequences of the expected decline in orders from Gateway.

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

Boston Acoustics, Inc. Registrant

Date: February 10, 2003	By:	s/ Andrew G. Kotsatos
Andrew G. Kotsatos Director, Chairman of the Board and Treasurer

Date: February 10, 2003	By:	s/ Moses A. Gabbay
Moses A. Gabbay Director and Chief Executive Officer

Date: February 10, 2003	By:	s/ Allan J. Evelyn
Allan J. Evelyn Director and President

Date: February 10, 2003	By:	s/ Debra A. Ricker-Rosato
Debra A. Ricker-Rosato Vice President and Chief Accounting Officer

Certifications

I, Moses A. Gabbay, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boston Acoustics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 10, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

By:	/s/ Debra A. Ricker-Rosato
Vice President—Finance (Principal Financial Officer)