Form 10-K
period 2003-03-29
BOSTON ACOUSTICS INC
filed 2003-06-27
CIK 805268

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2003

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 33-9875

BOSTON ACOUSTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Massachusetts	04-2662473
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Jubilee Drive Peabody, Massachusetts	01960
(Address of Principal Executive Offices)	(Zip Code)

(978) 538-5000

(Registrant’s Telephone Number,Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

8,000,000 shares of Common Stock ($.01 Par Value)

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $34,119,286 as of September 27, 2002.

There were 4,401,595 shares of Common Stock issued and outstanding as of June 25, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Registrant’s Annual Report to Stockholders for the fiscal year ended March 29, 2003 (Part II, Items 5, 6, 7, 8 and Part IV, Item 16 (a)(1))

(2)	Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held on August 12, 2003 (Part III, Items 10, 11, 12 and 13)

BOSTON ACOUSTICS, INC.

Inasmuch as the calculation of shares of the registrant’s voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the Registrant’s best good faith estimate for purposes of this Annual Report on Form 10-K, and the Registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon $12.09, the price at which the Common Stock was last sold on September 27, 2002 as reported by The Nasdaq Stock Market. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of registrant’s Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

-i-

Part I

Item 1. Business

Boston Acoustics, Inc. (the “Company”, or “Boston”) engineers, manufactures, and markets moderately-priced, high-quality audio systems for use in home audio and video entertainment systems, in after-market automotive audio systems and in multimedia computer environments. The Company believes that its products deliver better sound quality than other comparably priced audio systems. The Company assembles most of the Company’s products from purchased components, although certain home, automotive and multimedia speakers are manufactured by others according to Company specifications and under the direction of Boston Acoustics personnel. All of the Company’s products and subassemblies, including those supplied by outside sources, have been designed or specified by the Company’s engineering department. Boston Acoustics’ speakers are marketed nationwide through selected audio and audio-video specialty dealers and through distributors in many foreign countries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations” which is included in the company’s 2003 Annual Report, which is filed as Exhibit 13 hereto.

The Company was organized as a Massachusetts corporation in 1979 by Andrew G. Kotsatos, Chairman of the Board, and former Chief Executive Officer, Francis L. Reed, who passed away in November 1996. Its principal executive offices and manufacturing facilities are located at 300 Jubilee Drive, Peabody, Massachusetts.

Products

The Company has determined it has two reportable business industry segments: core, and original equipment manufacturer (OEM) and Multimedia. Prior to fiscal 1998, the Company operated as a single segment. The Company’s reportable segments are strategic business units that sell the Company’s products to distinct distribution channels. Both segments derive their revenues from the sale of audio systems. They are managed separately because each segment requires distinct selling and marketing strategies, as the class of customers within each segment is different. Each business segment has distinct product lines as discussed below.

The Company’s core business segment consists of the Home, Designer, Automotive and Integrated Audio lines of products.

The Home loudspeaker line consists of four bookshelf models currently ranging in price from $150 to $400 per pair, five floor-standing systems currently priced from $500 to $1,600 per pair, a series of hardwood bookshelf and floor-standing speakers ranging from $700 to $2,700 per pair, and four powered subwoofers priced at $350, $500, $700, and $1,200 each. Additional products for the home theater market include five different center channel speakers currently ranging in price from $200 to $600 each, a diffuse-field surround speaker priced at $800 per pair, and three models of micro satellites which accommodate space restrictions ranging in price between $100 and $325 each. The Company also produces magnetically shielded versions of most of its models and produces four indoor/outdoor all-weather speaker systems (Voyager® 3, Voyager 2, Voyager Pro, and Grand Voyager) priced from $220 to $700 per pair. The Voyager Sub12 is an outdoor 12-inch subwoofer that was introduced in fiscal 2003 and retails for $900 per unit. Prices referenced are USD suggested retail prices.

The Designer line is a collection of speaker systems engineered for installing in the walls and ceilings, as well as, floors of homes, businesses, and recreational vehicles. These systems are designed to provide outstanding performance and to blend into any décor. There are currently 15 speaker models in the Designer line, ranging in price from $150 to $2,000 per pair, two powered subwoofers priced at $500 each, and one subwoofer power amplifier priced at $600. The Designer line includes the VRi series, the DSi® Series, and the installed powered subwoofer systems.

The Automotive series of products consists of 50 models of after-market automotive speakers with prices currently ranging from $70 to $1,000. The newest addition to the automotive line is the premium amplifier family with 7 models that include subwoofer & multi-channel configurations. Each amplifier uses Q-Tune™ circuitry that brings the bass impact to the front of the vehicle. The component systems with system specific crossovers, permit flexible speaker placement and provide sound rivaling that of fine home speaker systems. The automotive speaker line includes reference quality component systems as well as full-range replacement speakers, imaging systems and potent subwoofers. The complete automotive line includes Boston Z™, Boston Rally®, FS, NX, and FX component & coaxial speakers, Boston Pro Series®, Competitor and Generator subwoofer systems and the Boston GT™ Amplifier line. The Company manufactures both raw drivers and enclosed systems for any installation blueprint.

The Multimedia category of products is sold primarily through Gateway, Inc. (“Gateway”) and currently consists of two high performance powered subwoofer/satellite speaker systems for computing environments. Both the BA745 and BA7900 are available either as a component of certain pre-configured computer systems offered by Gateway, or as an upgrade option on those configurations that do not include Boston Acoustics’ products as standard.

New Products

In fiscal 2003, as in previous years, Boston Acoustics met the challenges of the changing marketplace with new systems for all of our target markets. These new products, described below, are intended to supplement or replace those products that have matured, to increase penetration into current markets, and to gain footholds in new markets.

The most significant product introduction in fiscal 2003 was the Recepter™ Radio. The Boston Acoustics Recepter is a high-performance AM/FM radio that has been designed to deliver high fidelity sound comparable to the finest radios ever made. Not only does this add a new business category, Integrated Audio, but it significantly expands Boston Acoustics’ target customer. The new Recepter Radio has a stated minimum resale price of $159. Available in platinum, polar white and charcoal, the Recepter Radio is a perfect radio for the kitchen, living room, office or nightstand.

The Company also introduced the PV500 powered subwoofer. The PV500 retails for $350 and replaces the PV400 in the home subwoofer family. To expand the line of successful CR bookshelf speakers, Boston Acoustics introduced the floor-standing CR95 speaker. Retailing for $550 per pair, the CR95 speakers are a great choice for stereo or home theater applications.

During fiscal 2003, the Company added the DSi in-wall and in-ceiling speakers to its Designer product line and phased out its 300 Series. The DSi Series is comprised of four in-wall models; DSi480, DSi460, DSi450, DSi250 and five in-ceiling models; DSi485, DSi465, DSi455, DSi455T2, and DSi255. DSi speakers deliver uncompromising sound and fit within any audio budget, ranging in price from $75 to $300 each.

To complement its outdoor speaker systems, Boston Acoustics introduced the Voyager Sub12 Outdoor Subwoofer with UV resistant polyethylene enclosure and 12-inch cast woofer. The Sub12 retails for $900 each.

With the introduction of the GT Amplifier line in the automotive category, Boston Acoustics strengthened its offering of after-market audio sound solutions for the car. GT amplifiers use groundbreaking technology and the finest electronics available for outstanding sound quality and reliability. The GT amplifiers’ design features include enhanced power and acoustic performance while allowing for easy installation. Priced from $300 to $1,000, GT Amplifiers have 7 models available: including 2-channel, 4-channel and 5-channel amps. The NX Car Coaxial Series of high-performance after-market component speakers consisting of four models ranging in price from $150 to $200 per pair were announced during fiscal 2003. The company also introduced a high-end, high performance speaker line; the Z series of premium car audio component speaker systems. Available in two sizes, the Z5 and Z6 2-way speaker systems retail for $1,000 per pair.

In fiscal 2003, Boston Acoustics announced its entry into the automotive OEM arena through a partnership with Visteon Corporation to provide Chrysler Group with new, premium audio systems for upcoming vehicle lines. This announcement marks a major milestone in Boston Acoustics’ 24-year history. Development for this project commenced during the fiscal year with estimated revenue based on the new business expected to have a material impact for several years beginning in Boston Acoustics’ 2005 fiscal year.

During fiscal 2003, the Company introduced one new multimedia product, the BA7900. Boston’s BA7900 is a high performance 6-piece 5.1-channel powered speaker system that delivers high-fidelity audio right from your computer. Master volume, center channel level, surround level, and subwoofer level can all be controlled conveniently from your desktop. The BA7900’s subwoofer uses a high-power 8-inch down-firing woofer in a vented enclosure for impressive bass. The front and rear satellites and center channel speaker feature a Boston-designed magnetically shielded wide-range 3” driver. The dedicated center channel speaker is arguably the most crucial speaker in the system for creating a connection between what you see and what you hear. A freestanding control center features four front-mounted rotary controls. In addition, the BA7900’s control center has both headphone and microphone jacks.

Engineering and Development

The Company’s engineering and development department is actively engaged in the development of new products and manufacturing processes, the improvement of existing products and the research of new materials for use in the Company’s products. The Company designs or specifies all of its products and subassemblies, including those supplied by outside sources.

The Company’s engineering and development staff includes 39 full-time employees and eleven outside consultants. During fiscal years 2001, 2002 and 2003, the Company spent approximately $5,316,000, $5,252,000, and $6,773,000 respectively, for engineering and development.

Marketing

The Company employs 23 salespersons and retains 14 manufacturer’s representatives who service the Company’s U.S. and Canada dealer network. In addition, the Company retained the services of two freelance public relations consultants to assist in the professional promotion of the Company and its products. Boston Acoustics’ home audio, Designer Series (in-wall/in-ceiling models) and outdoor speaker products are distributed in the United States and Canada through approximately 497 selected audio or audio specialist retailers, some of whom have multiple outlets, and to selected custom installers. The Company’s car audio products are sold through approximately 234 similarly specialized retailers, some of whom also sell the Company’s home audio products. The Company’s Recepter Radio is sold through its dealer network, to certain mail order catalogs and direct by telephone or fax. The Company’s dealers usually stock and sell a broad range of audio products including, in most cases, the Company’s competitor’s products. The Company seeks dealers who emphasize quality products and who are knowledgeable about the products they sell. The Company’s Multimedia products are currently sold primarily through an OEM agreement with Gateway. In previous fiscal years, these products were also sold through the Company’s retailers and through business arrangements with leading distributors and computer retailers. One OEM/Multimedia customer accounted for 45% of net sales in fiscal 2001, 30% in fiscal 2002 and 29% in fiscal 2003.

Boston Acoustics’ products are also exported to dealers in Canada and sold through exclusive distributors in over 50 foreign countries, primarily in Europe, Asia/Pacific, and South/Central America. Export sales accounted for approximately 17% of net sales in fiscal 2001, 15% in fiscal 2002 and 15% in fiscal 2003.

The Company emphasizes the high performance-to-price ratio of its products in its advertising and promotion. Boston Acoustics believes that specialty retailers can be effective in introducing retail customers to the high dollar value of the Company’s products. The Company directly supports its domestic dealers and international distributors via a cooperative advertising program, prepared advertisements, detailed product literature, and point of purchase materials. The Company also regularly advertises in national specialist magazines including Sound and Vision, Car Audio and Electronics, Eurotuner (previously Max Power), Audio Video Interiors, Home Theater, Mobile Entertainment, Super Street, Sport Compact Car, Sport Truck, and Audio Video International. During fiscal 2003, the Company spent approximately $2,053,000 (2.9% of net sales) for advertising.

Competition

The Company competes primarily on the basis of product performance, price, and the strength of its dealer organization.

The market for branded loudspeaker systems is served by many manufacturers, both foreign and domestic. Many products are available over a broad price range, and the market is highly fragmented and competitive. The Company distributes its products primarily through specialty retailers where it competes directly for space with other branded speaker manufacturers. Audio systems produced by many of the Company’s competitors can be purchased by consumers through mass merchandisers, department stores, mail-order merchants, through the Internet, and factory-owned outlet stores. The Company believes it is more advantageous to distribute through specialty retailers who provide product demonstration, technical information and service, and face-to-face sales support to consumers.

Boston Acoustics competes with a substantial number of branded speaker manufacturers, including Bose Corporation, Infinity and JBL (divisions of Harman International Industries), B&W, Polk Audio, Inc., and Klipsch and Associates, Inc. Some of these competitors have greater technical and financial resources than the Company and may have broader brand recognition than Boston Acoustics.

In addition to competition from branded loudspeaker manufacturers, the Company’s products compete indirectly with single name “integrated systems”. Integrated systems contain all the various components needed to form an audio system, and are sold by Sony, Pioneer, Bose, JVC, Yamaha, and many others. Integrated systems are generally sold through mass merchandisers and department stores, although many of the Company’s dealers also sell integrated systems. During the past three years, home theater systems with integrated DVD video have garnered significant market share. While these systems were historically sold in mass merchants or “big box” retailers, the Company’s dealers are selling systems at higher price points.

Manufacturing and Suppliers

The Company assembles most of the Company’s products from components specially fabricated for the Company, although others manufacture certain loudspeaker models and multimedia audio systems in certain foreign countries according to Company specifications.

The Company purchases materials and component parts from approximately 212 suppliers located in the United States, Canada, Europe, and the Far East. Although Boston Acoustics relies on single suppliers for certain parts, the Company could, if necessary, develop multiple sources of supply for these parts. The Company does not have long-term fixed price contracts or arrangements for inventory supplied by any foreign or domestic manufacturers. The Company did have one inventory supplier, which accounted for more than 10% of the Company’s purchases during fiscal year 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—International Operations” which is included in the Company’s 2003 Annual Report, which is filed as Exhibit 13 hereto.

Seasonality and Consumer Discretion

The home and automotive audio markets are both somewhat seasonal, with a majority of home speaker retail sales normally occurring in the period October through March and a majority of automotive speaker retail sales normally occurring in the period March through September.

The Company’s sales and earnings can also be affected by changes in the general economy since purchases of home entertainment and automotive audio products, including loudspeakers, are discretionary for consumers.

Patents and Trademarks

Boston Acoustics holds eleven United States patents and numerous international patents, which relate to certain audio technologies, assemblies and cabinet design. The Company also currently has several registered trademarks including Boston®, Boston Acoustics®, Boston Rally® BassTrac®, Bravo®, DirectVent®, DSi®, Kortec®, MagnaGuard®, PowerVent®, ProSeries®, RadialVent® SoundBar®, SST®, Voyager® and VR®. Trademarks used by the Company’s subsidiary, Snell Acoustics (“Snell”) include Snell Acoustics, Snell Multimedia, Snell Music & Cinema, and Room Ready®. The Company believes that its growth, competitive position and success in the marketplace are more dependent on its technical and marketing skills and expertise than upon the ownership of patent and trademark rights. There can be no assurance that any patent or trademark would ultimately be proven valid if challenged.

Significant Customers

The Company’s financial results for the fiscal year ended March 29, 2003 include significant OEM sales of multimedia speaker systems to Gateway. The terms of these sales are governed by the Master Supply Agreement between Gateway and the Company which defines such issues as ordering and invoicing procedures, shipping charges, warranties, repair service support, product safety requirements, etc. This Master Supply Agreement with Gateway does not contain minimum or scheduled purchase requirements; therefore, purchase orders by Gateway may fluctuate significantly from quarter to quarter. Based on information currently available from our OEM customer, the Company anticipates that our OEM sales should decrease during the fiscal year ending March 27,

2004. Although the loss of Gateway as a customer or the loss of any significant portion of orders from Gateway could have a material adverse effect on the Company’s business, results of operations and financial condition, the Company’s management has taken steps which it believes will mitigate the adverse consequences of the expected decline in orders from Gateway.

Backlog

The Company currently has no significant backlog. The Company’s policy is to maintain sufficient inventories of finished goods to fill all orders within two business days of receipt.

Warranties

Boston Acoustics warrants its home speakers to be free from defects in materials and workmanship for a period of five years, its Recepter Radio for one year, its Designer Series speakers for a period of two years, its automotive speakers for one year and its multimedia audio speaker systems for a period of one to three years. During the years ended March 29, 2003, March 30, 2002, and March 31, 2001, warranty costs recorded by the Company were approximately $134,000, $174,000, and $270,000, respectively.

Employees

As of May 31, 2003, the Company had 198 full-time employees who were engaged as follows: 98 in production and materials management; 39 in engineering and development; 41 in marketing and sales support; and 20 in administration.

None of the Company’s employees are represented by a collective bargaining agreement and the Company believes that its relations with its employees are satisfactory.

Executive Officers of the Registrant

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” in the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 12, 2003.

Item 2. Properties

The Company owns its principal executive offices and manufacturing facilities, which sit on 15 acres of land at 300 Jubilee Drive, Peabody, Massachusetts.

The Company’s subsidiary, Snell Acoustics, maintains its principal executive offices and manufacturing facilities at 300 Jubilee Drive, Peabody, Massachusetts. A small portion, approximately 25,000 square feet of space, used primarily for cabinet production, is located at 143 Essex Street, Haverhill, Massachusetts and is leased from an unrelated party under an operating lease, which expires in June 2003.

Item 3. Legal Proceedings

There are no material legal proceedings affecting the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The information required by this item is incorporated by reference to the section entitled “Stock Market Activity” on page 33 in the Registrant’s 2003 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

Item 6.	Selected Financial Data

The information required by this item is incorporated by reference to the section entitled “Selected Financial Data” on page 31 in the Registrant’s 2003 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 7 through 15 in the Registrant’s 2003 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference to the section entitled “Quantitative and Qualitative Disclosures about Market Risk” on page 14 in the Registrant’s 2003 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Consolidated Financial Statements at March 29, 2003 and notes thereto on pages 16 through 28 in the Registrant’s 2003 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Pursuant to General Instruction G (3) of Form 10-K and Instruction 3 to Item 401(b), the information required by this item concerning executive officers, including certain information incorporated herein by reference to the information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 12, 2003 concerning Andrew G. Kotsatos, who is the Chairman of the Board and Treasurer of the Company and Moses A. Gabbay, Chief Executive Officer and President of the Company, is set forth in Part I, Item 1, hereof, under the heading “Executive Officers of the Registrant”. Information concerning Directors, including Messrs. Kotsatos and Gabbay is incorporated by reference to the sections entitled “Proposal No. 1 – Election of Directors”, “Board of Directors” and “Compensation Interlocks and Insider Participation” in the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 12, 2003.

There is incorporated herein by reference to the discussion under “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 12, 2003 the information with respect to delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” in the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 12, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the section entitled “Principal and Management Stockholders” in the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 12, 2003.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Transactions” in the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 12, 2003.

Item 14. Controls and Procedures

a.)	Evaluation of disclosure controls and procedures. Based on their evaluation of the design and operation of the Company’s disclosure controls and procedures ( as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s CEO and President (principal executive officer) and the Company’s Vice President—Finance (principal financial officer) have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date on which the Company’s CEO and President and the Company’s Vice President—Finance completed their evaluation of the Company’s disclosure controls and procedures.

PART IV

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are included as part of this report:

(1) Financial Statements

The following consolidated financial statements are incorporated by reference to the Registrant’s 2003 Annual Report to Stockholders:

Reports of Independent Auditors.

Consolidated Balance Sheets as of March 30, 2002 and March 29, 2003.

Consolidated Statements of Operations for the three years ended March 29, 2003.

Consolidated Statements of Stockholders’ Equity for the three years ended March 29, 2003.

Consolidated Statements of Cash Flows for the three years ended March 29, 2003.

Notes to Consolidated Financial Statements.

(3) Listing of Exhibits

Exhibits

3.1.	—	Articles of Organization (1)

3.2.	—	Amendment to Articles of Organization (1)

3.3.	—	Second Amendment to Articles of Organization (1)

3.4.	—	Bylaws (1)

4.1.	—	Specimen Share Certificate (1)

10.1.+	—	1996 Stock Plan adopted by Boston Acoustics, Inc. on February 20, 1996, as amended (3)

10.2.+	—	1986 Incentive Stock Option Plan adopted by Boston Acoustics, Inc. on October 15, 1986, as amended (2)

10.3.+	—	1997 Stock Plan adopted by Boston Acoustics, Inc. on May 28, 1997, as amended (7)

10.4.#	—	Purchase Agreement dated March 27, 1997 by and between Gateway 2000, Inc. and Boston Acoustics, Inc. (3)

10.5.#	—	Letter of Agreement dated January 14, 1997 by and between Gateway 2000, Inc. and Boston Acoustics, Inc. (3)

10.6.#	—	Master Supply Agreement dated July 19, 1999 by and between Gateway, Inc. and Boston Acoustics, Inc. (4)

10.7.#	—	Letter of Agreement dated December 22, 1997 by and between Gateway 2000, Inc. and Boston Acoustics, Inc. (5)

10.8.#	—	Letter of Agreement dated May 14, 1998 by and between Gateway 2000, Inc. and Boston Acoustics, Inc. (8)

10.9.	—	Amended and Restated Loan Agreement dated as of May 1, 2002 between Boston Acoustics, Inc. and Citizens Bank of Massachusetts. (9)

10.10.	—	Amended and Restated Revolving Credit Note dated as of May 1, 2002 in the amount of $25,000,000 made by Boston Acoustics, Inc. payable to the order of Citizens Bank of Massachusetts. (10)

13. *	—	2003 Annual Report to Shareholders

21.	—	Subsidiaries of the Registrant (3)

23.1 *	—	Consent of Independent Auditors

23.2 *	—	Consent of Independent Public Accountants

99.1	—	“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995 (6)

99.2 *	—	Certification Pursuant to 18 U.S.C. Section 1350

99.3 *	—	Certification Pursuant to 18 U.S.C. Section 1350

*	Indicates an exhibit which is filed herewith.
+	Indicates an exhibit which constitutes an executive compensation plan.
#	Indicates that portions of the exhibit have been omitted pursuant to an order granting a request for confidential treatment.

(1)	Incorporated by reference to the similarly numbered exhibits in Part II of the Company’s Registration Statement on Form S-1, File No. 33-9875.

(2)	Incorporated by reference to the similarly numbered exhibit in Item 14 of the Company’s Annual Report on Form 10-K for the year ended March 27, 1993.

(3)	Incorporated by reference to the similarly numbered exhibit in Item 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 1997.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended September 25, 1999.

(5)	Incorporated by reference to Exhibit 10.A. to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 1997.

(6)	Incorporated by reference to the similarly numbered exhibit in Item 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 1996.

(7)	Incorporated by reference to Exhibit 4.1. to the Company’s Registration Statement on Form S-8, File No. 333-84714.

(8)	Incorporated by reference to Exhibit 10.L. to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 1998.

(9)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002.

(10)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002.

(b)	Reports on Form 8-K

During the fiscal quarter ended March 29, 2003, the Company filed one Report on Form 8-K. The Report, which was filed on January 22, 2003, reported under Item 5 that the Company had issued a press release announcing that one of the Company’s retail dealers had notified the Company that it would no longer carry the Company’s Home line of loudspeaker products.

(c)	The following exhibits are filed herewith:

Exhibits

13. *	—	2003 Annual Report to Shareholders

23.1*	—	Consent of Independent Auditors

23.2*	—	Consent of Independent Public Accountants

99.2*	—	Certification Pursuant to 18 U.S.C. Section 1350

99.3*	—	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on the 25th day of June 2003.

BOSTON ACOUSTICS, INC. (Registrant)

BY:	/s/ ANDREW G. KOTSATOS
Andrew G. Kotsatos
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacities	Date

/s/ ANDREW G. KOTSATOS Andrew G. Kotsatos	Director, Chairman of the Board and Treasurer	6/25/03

/s/ MOSES A. GABBAY Moses A. Gabbay	Director, Chief Executive Officer and President	6/25/03

/s/ DEBRA A. RICKER-ROSATO Debra A. Ricker-Rosato	Vice President and Chief Accounting Officer	6/25/03

/s/ ALEXANDER E. AIKENS, III Alexander E. Aikens, III	Director	6/25/03

/s/ GEORGE J. MARKOS George J. Markos	Director	6/25/03

/s/ LISA M. MOONEY Lisa M. Mooney	Director	6/25/03

Fletcher H. Wiley	Director

Certifications

I, Moses A. Gabbay, certify that:

1.	I have reviewed this annual report on Form 10-K of Boston Acoustics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003

By:	/s/ MOSES A. GABBAY
Moses A. Gabbay Chief Executive Officer and President

I, Debra A. Ricker-Rosato, certify that:

1.	I have reviewed this annual report on Form 10-K of Boston Acoustics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 25, 2003

By:	/s/ DEBRA A. RICKER-ROSATO
Vice President—Finance (Principal Financial Officer)