Form 10-Q
period 2003-06-28
BOSTON ACOUSTICS INC
filed 2003-08-12
CIK 805268

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

There were 4,391,595 shares of Common Stock issued and outstanding as of August 12, 2003.

Boston Acoustics, Inc.

Index

Page
Part I: Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets—March 29, 2003 and June 28, 2003 (Unaudited)	4

Consolidated Statements of Operations (Unaudited)—Three months ended June 29, 2002 and June 28, 2003	6

Consolidated Statements of Cash Flows (Unaudited)—Three months ended June 29, 2002 and June 28, 2003	7

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Part II: Other Information

Items 1 through 6	16

Signatures	17

Certifications	18

PART I:    FINANCIAL INFORMATION

Item 1:    Financial Statements

Boston Acoustics, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

	March 29, 2003	June 28, 2003
		(Unaudited)
Current Assets:
Cash and cash equivalents	$6,941,222	$6,575,370
Accounts receivable, net of allowance for doubtful accounts of approximately $312,000 and $340,000 at March 29, 2003 and June 28, 2003, respectively	6,582,033	8,030,270
Inventories	11,919,039	10,087,821
Deferred income taxes	3,577,000	3,577,000
Prepaid income taxes	1,449,000	1,449,000
Prepaid expenses and other current assets	1,009,369	984,020

Total current assets	31,477,663	30,703,481

Property and Equipment, at Cost:
Machinery and equipment	16,449,563	16,568,048
Building and improvements	8,795,567	8,795,567
Office equipment and furniture	5,473,707	5,679,551
Land	1,815,755	1,815,755
Motor vehicles	264,969	279,219

	32,799,561	33,138,140
Less-Accumulated depreciation and amortization	20,609,012	21,182,224

	12,190,549	11,955,916

Other Assets, Net	996,172	995,594

	$44,664,384	$43,654,991

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Balance Sheets

Liabilities and Shareholders’ Equity

	March 29, 2003	June 28, 2003
		(Unaudited)
Current Liabilities:
Accounts payable	$5,630,246	$4,923,524
Accrued payroll and payroll-related expenses	602,589	596,486
Dividends payable	374,136	373,286
Other accrued expenses	2,079,095	1,925,163

Total current liabilities	8,686,066	7,818,459

Minority Interest in Joint Venture	37,344	24,015

Shareholders’ Equity:
Common stock, $.01 par value— Authorized—8,000,000 shares Issued—5,100,314 shares	51,003	51,003
Additional paid-in capital	1,191,988	1,191,988
Subscriptions receivable	(230,917)	—
Retained earnings	42,978,409	42,820,910

	43,990,483	44,063,901
Less—Treasury stock, 698,700 and 708,700 shares, at March 29, 2003 and June 28, 2003, respectively, at cost	8,049,509	8,251,384

Total shareholders’ equity	35,940,974	35,812,517

	$44,664,384	$43,654,991

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 29, 2002	June 28, 2003
Net sales	$18,257,277	$12,597,197
Cost of goods sold	12,448,444	8,017,458

Gross profit	5,808,833	4,579,739

Selling and marketing expenses	2,626,924	2,141,390
General and administrative expenses	1,231,520	1,111,307
Engineering and development expenses	1,554,583	1,119,561

Total operating expenses	5,413,027	4,372,258

Income from operations	395,806	207,481

Interest income	31,137	23,043
Interest expense	(19,165)	(7,937)
Other income	18,831	92,200

Income before provision for income taxes	426,609	314,787

Provision for income taxes	150,000	99,000

Net income	$276,609	$215,787

Net income per share
Basic	$.06	$.05

Diluted	$.06	$.05

Weighted average common shares outstanding (Note 3):
Basic	4,595,595	4,400,276
Diluted	4,673,688	4,400,372

Dividends per share	$.085	$.085

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 29, 2002	June 28, 2003
Operating activities
Net income	$276,609	$215,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	801,485	573,212
Charge related to conversion of subscriptions receivable	—	29,042
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(280,147)	(1,448,237)
Inventories	(197,034)	1,831,218
Prepaid expenses and other current assets	(67,737)	25,349
Accounts payable	933,270	(706,722)
Accrued payroll and other accrued expenses	61,621	(160,035)

Net cash provided by operating activities	1,528,067	359,614

Investing activities
Purchases of property and equipment	(248,351)	(338,579)
Decrease (increase) in other assets	6,197	(12,751)

Net cash used in investing activities	(242,154)	(351,330)

Financing activities
Dividends paid	(390,626)	(374,136)
Repayments on line of credit	(1,250,000)	—

Net cash used in financing activities	(1,640,626)	(374,136)

Net decrease in cash and cash equivalents	(354,713)	(365,852)
Cash and cash equivalents, beginning of period	5,134,558	6,941,222

Cash and cash equivalents, end of period	$4,779,845	$6,575,370

Supplemental Disclosure of Noncash Financing and Investing Activities
Dividends payable	$390,626	$373,286

Partial forgiveness of recourse notes	$—	$90,443

Conversion of recourse notes into non-recourse notes	$—	$140,474

Increase (decrease) in minority interest in foreign subsidiary	$5,355	$(13,329)

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$22,000	$912

Cash paid for interest	$19,557	$7,937

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1)    Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by Boston Acoustics, Inc. and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three-month period ended June 28, 2003 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report included in its Form 10-K for fiscal year ended March 29, 2003.

(2)    Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with Emerging Issues Task Force (EITF) 96-18, the Company records compensation expense equal to the fair value of options and warrants granted to non-employees over the vesting period, which is generally the period of service.

The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees of the Company for the three-month periods ended June 29, 2002 and June 28, 2003, respectively, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

Pro forma disclosure.    The pro forma effect on the Company’s financial statements of applying SFAS No. 123 for all options to purchase common stock of the Company would be as follows:

	For the three months ended
	June 29, 2002	June 28, 2003
Net income, as reported	$276,609	$215,787

Less: Total stock-based employee compensation expense determined under fair value based method for all awards	338,524	228,903

Pro forma net loss	$(61,915)	$(13,116)

Basic and diluted net income per share:
As reported	$0.06	$0.05
Pro forma	$(0.01)	$—

(3)    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 29, 2003	June 28, 2003
Raw materials	$3,404,077	$2,657,672
Work-in-process	1,181,683	1,057,154
Finished goods	7,333,279	6,372,995

	$11,919,039	$10,087,821

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(4)    Net Income Per Common Share

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. This standard requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of operations. These consolidated financial statements have been prepared and presented based on this standard. For the three-month periods ended June 28, 2003 and June 29, 2002, there were 601,127 and 190,800 options respectively, that have been excluded from the weighted-average number of common and dilutive potential shares outstanding, as their effect would be antidilutive.

The computation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:

	For the three months ended
	June 29, 2002	June 28, 2003
Basic weighted-average common shares outstanding	4,595,595	4,400,276
Dilutive effect of assumed exercise of stock options	78,093	96

Weighted-average common shares outstanding assuming dilution	4,673,688	4,400,372

(5)    Revenue Recognition

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

At the time of revenue recognition, the Company provides reserves for sales rebates, timely pay discounts, and freight reserves.

The Company charges many of its customers shipping and freight costs related to the delivery of its products. Accordingly, the Company follows the provisions of Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Amounts charged to customers are included in net sales in the accompanying consolidated statements of operations. The related shipping and handling costs are recorded in cost of sales in the accompanying consolidated statements of operations.

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

Three months ended June 28, 2003	Core	OEM and Multimedia	Total
Net Sales	$10,644,541	$1,952,656	$12,597,197

Gross profit	$4,223,709	$356,030	$4,579,739

Three months ended June 29, 2002	Core	OEM and Multimedia	Total
Net Sales	$12,800,078	$5,457,199	$18,257,277

Gross profit	$4,968,339	$840,494	$5,808,833

(7)    Significant Customers and Concentration of Credit Risk

For the three-month periods ended June 28, 2003 and June 29, 2002, one OEM/Multimedia customer represented approximately 15% and 29% of the Company’s net sales, respectively, and one core customer represented approximately 31% and 13% of net sales, respectively. One OEM/Multimedia customer represented approximately 7% of net accounts receivable and one core customer represented approximately 40% of net accounts receivable at June 28, 2003.

(8)    International Operations

The Company maintains sales concentrations in Europe, Asia, and Canada in addition to distributing product through three foreign subsidiaries. Export sales accounted for approximately 16% and 15% of net sales for the three-month periods ended June 28, 2003 and June 29, 2002, respectively.

(9)    Accounting for Customer Consideration

The Company follows the provisions of EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company offers cooperative advertising programs to its largest customers whereby the customers can earn sales credits for approved advertisements involving the Company’s products. The Company records these credits as an adjustment to the selling price of its products. For the three-month periods ending June 28, 2003 and June 29, 2002, cooperative advertising credits included as sales adjustments were approximately $527,000 and $633,000, respectively.

(10)    Recent Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt and eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, net of related income tax effects, unless the criteria in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions are met. Adoption of this statement is generally required in fiscal years beginning after May 15, 2002. The Company has adopted the provisions of SFAS No. 145 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2002, the EITF reached conclusion on EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company currently does not have revenue arrangements with multiple deliverables but will evaluate any multiple element arrangements in accordance with this EITF upon its effective date for new arrangements into which the Company enters.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month period ended June 29, 2002 and June 28, 2003 expressed as percentages of net sales.

	Three Months Ended
	June 29, 2002	June 28, 2003
Net sales	100.0%	100.0%
Cost of goods sold	68.2	63.6

Gross profit	31.8	36.4

Selling and marketing expenses	14.4	17.0
General and administrative expenses	6.8	8.8
Engineering and development expenses	8.5	8.9

Total operating expenses	29.7	34.7

Income from operations	2.1	1.7
Interest income (expense), net	0.1	0.1
Other income	0.1	0.7

Income before provision for income taxes	2.3	2.5
Provision for income taxes	0.8	0.8

Net income	1.5%	1.7%

Net sales decreased 31 percent, from approximately $18,257,000 during the first quarter of fiscal 2003 to approximately $12,597,000 during the first quarter of fiscal 2004. The overall reduction in net sales is the result primarily of the continued difficult economic environment and its significant impact on both of the Company’s business segments. Net sales of the Company’s Core products decreased approximately 17% (or approximately $2,156,000), while net sales of the OEM/Multimedia segment were down 64% (or approximately $3,505,000) compared to the same three-month period a year ago. The decrease in the Core segment is primarily attributable to a decrease in aftermarket automotive product category sales and a smaller decrease in home product category sales, as compared to the corresponding quarter a year ago.

The significant decrease in the OEM/Multimedia segment was anticipated. As a result measures were taken to reduce operating costs to offset the reduction in net sales.

During the three-month period ended June 28, 2003, the Company introduced new powered subwoofers to the Company’s acclaimed PV series of products replacing discontinued models. The PV700 and PV900 have suggested retails of $500 and $700 each respectively. Introductions of upgraded versions of existing product offerings, while permitting the Company to remain competitive, are not likely to result in significant increases in revenue over the long term.

Expenses included in the cost of goods sold line item are raw material, direct labor, freight, and indirect costs associated with the Company’s manufacturing operations.

The Company’s gross margin for the three-month period ended June 28, 2003 increased as a percentage of net sales from 31.8% to 36.4% due primarily to a larger portion of the total sales being derived from the Core business segment products. The Core business segment reflects sales of product categories that reflect higher margins and have also benefited from the continued improvements in manufacturing efficiencies, including cost reduction initiatives implemented at the end of the fourth quarter of fiscal 2003.

Gross margin for the OEM/Multimedia segment sales increased during the three-month period ended June 28, 2003 as compared to the same period a year ago because of a one-time reimbursement for rework costs from a subcontractor. Without the effect of this reimbursement, the OEM/Multimedia segment gross margin for the three-month period ended June 28, 2003 would have been approximately three percent.

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

Total operating expenses, although increasing as a percentage of net sales, have decreased in absolute dollars by approximately $1,041,000 during the three-month period ended June 28, 2003, as compared to the corresponding period a year ago. This decrease is the result of the corporate reorganization and rationalization plan implemented in the fourth quarter of fiscal 2003, resulting in reduced payroll costs and other expenses across all departments during the first quarter of fiscal 2004. Selling and marketing expenses have decreased in absolute dollars (approximately $486,000) primarily due to a decrease in payroll and payroll-related expenses (approximately $231,000) and corporate advertising and literature expenses (approximately $221,000) as compared to the same period a year ago. General and administrative expenses decreased in absolute dollars (approximately $120,000) due to a decrease in payroll and payroll-related expenses (approximately $130,000) and the decrease in value of donations contributed to charitable organizations (approximately $98,000) offset by an increase in legal and tax consulting fees (approximately $76,000) attributable to the Company’s research and tax credit accruals as compared to the same three-month period a year ago. Engineering and development expenses have decreased in absolute dollars (approximately $435,000) due to a reduction in payroll and payroll-related expenses (approximately $224,000) and consulting fees (approximately $138,000) as compared to the corresponding period in fiscal 2003.

The Company posted net interest income of approximately $15,000 for the three-month period ended June 28, 2003 compared to approximately $12,000 for the corresponding period last year. The increase is due to the Company’s repayment of its outstanding line of credit balance during fiscal 2003. At June 28, 2003, the Company did not have any borrowings under either of its lines of credit as compared to $1,250,000 at June 29, 2002.

The Company’s effective income tax rate decreased to 31.4% for the three-month period ended June 28, 2003 from 35.2% for the three-month period ended June 29, 2002. The reduction in the Company’s effective income tax rate for fiscal 2004 results from research and development tax credits that have been identified and accrued during the current period.

Net income for the three-month period ended June 28, 2003 decreased from approximately $277,000 for the same period last year to $216,000 while diluted earnings per share decreased from $.06 to $.05 per share. The decrease is primarily attributable to the reduction in net sales partially offset by the increase in gross profit and the decrease in operating expenses resulting from the corporate reorganization and rationalization plan implemented during the fourth quarter of fiscal year 2003.

Liquidity and Capital Resources

As of June 28, 2003, the Company’s working capital was approximately $22,885,000, an increase of $93,000 since the end of fiscal 2003. The increase in working capital was due to an increase in accounts receivable and a decrease in accounts payable offset by a decrease in inventory. The Company’s cash and cash equivalents were approximately $6,575,000 at June 28, 2003, a decrease of $366,000 since March 29, 2003. Current liabilities decreased by approximately $868,000 due to a decrease in accounts payable and other accrued liabilities. The Company has two lines of credit with two U.S. banking institutions totaling $26,500,000. At June 28, 2003, the Company did not have any borrowings under either of these lines of credit.

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

Significant Customers

For the three-month period ending June 28, 2003 sales of multimedia speaker systems to one OEM customer accounted for 15% of the Company’s net sales. Based on information currently available from our OEM customer, the Company anticipates that our OEM sales will decrease during fiscal 2004 as compared to fiscal 2003. The Company’s management has taken steps (including pursuit of additional OEM customers, expansion of the Company’s aftermarket automotive products offerings and renewed efforts to increase sales of the Company’s Core products), which it believes will mitigate the consequences of the expected decline in orders from this customer.

One Core customer accounted for approximately 31% of the Company’s net sales for the three-month period ended June 28, 2003 as compared to 13% of net sales for the corresponding period a year ago. In addition to its strategy of expanding the Company’s product offerings, management continues its efforts to enlarge and diversify its customer base for all products in order to reduce dependence on any single customer.

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

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

The following exhibits are filed herewith:

31.1 and 31.2    Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 and 32.2    Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following reports on Form 8-K were filed during the quarter ended June 28, 2003:

a.)	Item 5. Resignation of President.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON ACOUSTICS, INC. Registrant

Date: August 12, 2003	By:	/s/ ANDREW G. KOTSATOS
Andrew G. Kotsatos Director, Chairman of the Board and Treasurer

Date: August 12, 2003	By:	/s/ MOSES A. GABBAY
Moses A. Gabbay Director, President and Chief Executive Officer

Date: August 12, 2003	By:	/s/ DEBRA A. RICKER-ROSATO
Debra A. Ricker-Rosato Vice President and Chief Accounting Officer