Form 10-Q
period 2003-09-27
BOSTON ACOUSTICS INC
filed 2003-11-12
CIK 805268

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

OR

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 4,105,645 shares of Common Stock issued and outstanding as of November 12, 2003.

Boston Acoustics, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Boston Acoustics, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

	March 29, 2003	September 27, 2003

Current Assets:

Cash and cash equivalents	$6,941,222	$6,407,434
Accounts receivable, net of allowance for doubtful accounts of approximately $312,000 and $319,000 at March 29, 2003 and September 27, 2003, respectively	6,582,033	7,089,548
Inventories	11,919,039	10,053,699
Deferred income taxes	3,577,000	3,284,000
Prepaid income taxes	1,449,000	882,604
Prepaid expenses and other current assets	1,009,369	1,044,868

Total current assets	31,477,663	28,762,153

Property and Equipment, at Cost:

Machinery and equipment	16,449,563	17,027,106
Building and improvements	8,795,567	8,795,567
Office equipment and furniture	5,473,707	5,737,291
Land	1,815,755	1,815,755
Motor vehicles	264,969	279,219

	32,799,561	33,654,938
Less-Accumulated depreciation and amortization	20,609,012	21,986,966

	12,190,549	11,667,972

Other Assets, Net	996,172	1,001,451

	$44,664,384	$41,431,576

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Balance Sheets

Liabilities and Shareholders’ Equity

	March 29, 2003	September 27, 2003

Current Liabilities:

Accounts payable	$5,630,246	$5,991,246
Accrued payroll and payroll-related expenses	602,589	562,305
Dividends payable	374,136	349,936
Other accrued expenses	2,079,095	2,178,215

Total current liabilities	8,686,066	9,081,702

Minority Interest in Joint Venture	37,344	21,947

Shareholders’ Equity:

Common stock, $.01 par value -
Authorized — 8,000,000 shares
Issued — 5,100,314 shares	51,003	51,003
Additional paid-in capital	1,191,988	1,191,988
Subscriptions receivable	(230,917)	—
Retained earnings	42,978,409	42,607,706

	43,990,483	43,850,697

Less-Treasury stock, 698,700 and 994,650 shares, at March 29, 2003 and September 27, 2003, respectively, at cost	8,049,509	11,522,770

Total shareholders’ equity	35,940,974	32,327,927

	$44,664,384	$41,431,576

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Net sales	$18,527,616	$13,110,912	$36,784,893	$25,708,109

Cost of goods sold	12,826,264	8,269,544	25,274,708	16,287,002

Gross profit	5,701,352	4,841,368	11,510,185	9,421,107

Selling and marketing expenses	2,629,624	2,300,302	5,256,548	4,441,692

General and administrative expenses	1,259,081	1,090,687	2,490,601	2,201,994

Engineering and development expenses	1,362,867	1,094,608	2,917,450	2,214,169

Total operating expenses	5,251,572	4,485,597	10,664,599	8,857,855

Income from operations	449,780	355,771	845,586	563,252

Interest income	27,600	40,834	58,737	63,877
Interest expense	(12,475)	(7,936)	(31,640)	(15,873)
Other income (expense)	134,156	(93,937)	152,987	(1,737)

Income before provision for income taxes	599,061	294,732	1,025,670	609,519

Provision for income taxes	241,000	158,000	391,000	257,000

Net income	$358,061	$136,732	$634,670	$352,519

Net income per share:
Basic	$.08	$.03	$.14	$.08

Diluted	$.08	$.03	$.14	$.08

Weighted average common shares outstanding (Note 4):

Basic	4,552,848	4,330,476	4,574,221	4,366,915
Diluted	4,641,021	4,375,892	4,657,390	4,383,710

Dividends per share	$.085	$.085	$.17	$.17

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended
	September 28, 2002	September 27, 2003
Operating activities
Net income	$634,670	$352,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,567,259	1,377,954
Gain on sale of property and equipment	(100,190)	—
Deferred income taxes	—	293,000
Charge related to conversion of subscriptions receivable	—	29,042
Changes in assets and liabilities, net of acquisition:
Accounts receivable	843,853	(507,515)
Inventories	441,476	1,865,340
Prepaid expenses and other current assets	(190,498)	530,897
Accounts payable	2,166,898	361,000
Accrued payroll and other accrued expenses	237,411	58,836

Net cash provided by operating activities	5,600,879	4,361,073

Investing activities
Purchases of property and equipment	(451,022)	(855,377)
Proceeds from sale of property and equipment	100,190	—
Decrease (increase) in other assets	16,978	(20,676)

Net cash used in investing activities	(333,854)	(876,053)

Financing activities
Dividends paid	(781,251)	(747,422)
Purchase of treasury stock	(2,428,850)	(3,271,386)
Repayments on line of credit	(2,000,000)	—

Net cash used in financing activities	(5,210,101)	(4,018,808)

Net increase (decrease) in cash and cash equivalents	56,924	(533,788)

Cash and cash equivalents, beginning of period	5,134,558	6,941,222

Cash and cash equivalents, end of period	$5,191,482	$6,407,434

Supplemental Disclosure of Noncash Financing and
Investing Activities
Dividends payable	$374,136	$349,936

Partial forgiveness of recourse notes	$—	$90,443

Conversion of recourse notes into non-recourse notes	$—	$140,474

Increase (decrease) in minority interest in foreign subsidiary	$15,286	$(15,397)

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$358,000	$1,912

Cash paid for interest	$31,118	$15,873

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by Boston Acoustics, Inc. and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and six-month periods ended September 27, 2003 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report included in its Form 10-K for fiscal year ended March 29, 2003.

(2) Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, in accounting for its stock-based compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is required. In accordance with Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company records compensation expense equal to the fair value of options and warrants granted to non-employees over the vesting period, which is generally the period of service.

The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 and disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 and SFAS No. 148, for all stock options granted to employees of the Company for the three and six-month periods ended September 28, 2002 and September 27, 2003, respectively, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

Pro forma disclosure. The pro forma effect on the Company’s financial statements of applying SFAS No. 123 for all options to purchase common stock of the Company would be as follows:

	For the three months ended
	September 28, 2002	September 27, 2003
Net income, as reported	$358,061	$136,732
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	295,422	346,791

Pro forma net income (loss)	$62,639	$(210,059)

Basic and diluted net income per share:
As reported	$0.08	$0.03

Pro forma	$0.01	$(0.05)

	For the six months ended
	September 28, 2002	September 27, 2003
Net income, as reported	$634,670	$352,519
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	590,844	685,315

Pro forma net income (loss)	$43,826	$(332,796)

Basic and diluted net income per share:
As reported	$0.14	$0.08

Pro forma	$0.01	$(0.08)

(3) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 29, 2003	September 27, 2003
Raw materials	$3,404,077	$2,686,265
Work-in-process	1,181,683	1,071,219
Finished goods	7,333,279	6,296,215

	$11,919,039	$10,053,699

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(4) Net Income Per Common Share

The Company follows the provisions of SFAS No. 128, Earnings per Share. This standard requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of operations. These consolidated financial statements have been prepared and presented based on this standard. For the three-month and six-month periods ended September 27, 2003, there were 240,587 and 431,525 options, respectively, that have been excluded from the weighted-average number of common and dilutive potential shares outstanding as their effect would be anti-dilutive. For the three-month and six-month periods ended September 28, 2002, there were 190,800 options, respectively, that have been excluded from the weighted-average number of common and dilutive potential shares outstanding as their effect would be anti-dilutive.

The computation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:

	Three Months Ended		Six Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Basic weighted average common shares outstanding	4,552,848	4,330,476	4,574,221	4,366,915

Dilutive effect of assumed exercise of stock options	88,173	45,416	83,169	16,795

Weighted average common shares outstanding assuming dilution	4,641,021	4,375,892	4,657,390	4,383,710

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

At the time of revenue recognition, the Company provides reserves for sales rebates, cooperative advertising, timely pay discounts, and freight reserves.

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

Three Months Ended September 27, 2003

Fiscal 2004	Core	OEM and Multimedia	Total
Net Sales	$11,076,428	$2,034,484	$13,110,912

Gross profit	$4,798,963	$42,405	$4,841,368

Three Months Ended September 28, 2002

Fiscal 2003	Core	OEM and Multimedia	Total
Net Sales	$12,557,310	$5,970,306	$18,527,616

Gross profit	$4,783,122	$918,230	$5,701,352

Six Months Ended September 27, 2003

Fiscal 2004	Core	OEM and Multimedia	Total
Net Sales	$21,720,969	$3,987,140	$25,708,109

Gross profit	$9,022,672	$398,435	$9,421,107

Six Months Ended September 28, 2002

Fiscal 2003	Core	OEM and Multimedia	Total
Net Sales	$25,357,388	$11,427,505	$36,784,893

Gross profit	$9,751,461	$1,758,724	$11,510,185

(7) Significant Customers and Concentration of Credit Risk

For the three-month periods ended September 27, 2003 and September 28, 2002, one OEM/Multimedia customer represented approximately 15% and 32% of the Company’s net sales, respectively, and one core customer represented approximately 32% and 15% of net sales, respectively. For the six-month periods ended September 27, 2003 and September 28, 2002, one OEM/Multimedia customer represented approximately 15% and 31% of the Company’s net sales, respectively, and one core customer represented approximately 32% and 14% of net sales, respectively. One OEM/Multimedia customer represented approximately 10% of net accounts receivable and one core customer represented approximately 38% of net accounts receivable at September 27, 2003, respectively.

8) International Operations

The Company maintains sales concentrations in Europe, Asia, and Canada in addition to distributing product through three foreign subsidiaries. Export sales accounted for approximately 17% and 15% of net sales for the three-month periods ended September 27, 2003 and September 28, 2002, respectively. For the six-month periods ended September 27, 2003 and September 28, 2002, export sales accounted for approximately 16% and 15% of net sales, respectively.

(9) Accounting for Customer Consideration

The Company follows the provisions of EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company offers cooperative advertising programs to its largest customers whereby the customers can earn sales credits for approved advertisements involving the Company’s products. The Company records these credits as an adjustment to the selling price of its products. For the three-month periods ended September 27, 2003 and September 28, 2002, cooperative advertising credits included as sales adjustments were approximately $570,000 and $685,000, respectively. For the six-month periods ended September 27, 2003 and September 28, 2002, cooperative advertising credits included as sales adjustments were approximately $1,097,000 and $1,318,000, respectively.

(10) Warranty Costs

The Company’s products generally carry a one to five-year warranty. The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company’s warranty reserve level include the number of sold units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims. The following table provides the detail of the change in the Company’s product warranty reserve, which is a component of other accrued expenses on the consolidated balance sheets.

Total
Warranty reserve as of March 29, 2003	$233,000
Plus: amounts accrued related to new sales	74,000
Less: amounts charged against warranty reserve	(56,000)

Warranty reserve as of September 27, 2003	$251,000

(11) Recent Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt and eliminates the requirement that gains and losses from the extinguishment of debt be classified as an extraordinary item, net of related income tax effects, unless the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions are met. Adoption of this statement is generally required in fiscal years beginning after May 15, 2002. The Company has adopted the provisions of SFAS No. 145 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the results of operations for the three-month and six-month periods ended September 28, 2002 and September 27, 2003 expressed as percentages of net sales.

	Three Months Ended		Six Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.2	63.1	68.7	63.4

Gross profit	30.8	36.9	31.3	36.6

Selling and marketing expenses	14.2	17.6	14.3	17.3
General and administrative expenses	6.8	8.3	6.8	8.5
Engineering and development expenses	7.4	8.3	7.9	8.6

	28.4	34.2	29.0	34.4

Income from operations	2.4	2.7	2.3	2.2
Interest income (expense), net	0.1	0.2	0.1	0.2
Other income (expense)	0.7	(0.7)	0.4	0.0

Income before provision for income taxes	3.2	2.2	2.8	2.4
Provision for income taxes	1.3	1.2	1.1	1.0

Net income	1.9%	1.0%	1.7%	1.4%

Net sales for the second quarter decreased 29%, from approximately $18,528,000 last year to approximately $13,111,000 for the current fiscal period. For the six-month period ended September 27, 2003, net sales decreased 30% from approximately $36,785,000 during fiscal 2003 to approximately $25,708,000. The overall sales decrease for the three-month period ended September 27, 2003 was the result of a 66%, or approximately $3,936,000, sales decrease in the OEM and multimedia segment and a 12%, or approximately $1,481,000, decrease in net sales of the Company’s Core products from the same period a year ago. The significant decrease in the OEM/Multimedia segment was anticipated and incorporated in the 2004 fiscal year business plan. The Company expects that sales to its OEM/multimedia customer will decline to zero by the end of the third quarter of the current fiscal year. Within the Company’s core segment, results included gross sales increases in the custom and integrated product categories, which were offset by decreases in the home and aftermarket car product categories during the three-month period ended September 27, 2003.

Increases in the custom core products included shipments of a new three-way, in-ceiling speaker to the Company’s VRi™ family of products launched during the second quarter. The VRi595, with a suggested retail of $800 per pair, is a high-end, ceiling-based speaker used in HiddenTheater systems and is styled to blend into any décor and skillfully engineered with a unique, rotating baffle so that the sound may be directed towards the listening position. Also contributing to gross sales during the quarter was a significant increase in the sales of the Company’s high performance AM/FM Receptor™ Radio. During the second quarter of fiscal 2004, the Company launched upgraded series of its Video Reference (VR) floor standing home speaker systems and its SL™ line of car coaxial speakers. The VR Series has suggested retails ranging from $300 to $625 each, and the SL line has suggested retails ranging from $260 to $300 per pair. Introductions of upgraded versions of existing product offerings, while permitting the Company to remain competitive, are not likely to result in significant increases in revenue over the long term, because they are replacing products that are being phased out.

Expenses included in the cost of goods sold line item are raw material, direct labor, freight, and indirect costs associated with the Company’s manufacturing operations.

The Company’s overall gross margin for the three-month period ended September 27, 2003 increased from 30.8% to 36.9% as compared to the same period a year ago. For the six-month period ended September 27, 2003, gross margin increased to 36.6% from 31.3% for the same period last year. The increases for both the three-month and six-month periods were primarily within the Core business segment and reflect sales of product categories that reflect higher margins and have also benefited from continued improvements in manufacturing efficiencies, including cost reduction initiatives implemented at the end of the fourth quarter fiscal 2003. During the three-month period ended September 27, 2003, the OEM/Multimedia segment of sales reflected a 2.1% gross margin, which is more indicative of the segment as compared to the first quarter of fiscal 2004 results which had a one-time reimbursement for rework costs from a subcontractor. Additionally, the OEM/Multimedia segment represented a smaller portion of total net sales during the three-month and six-month periods ended September 27, 2003 as compared to the same periods a year ago, and as a result, the Company’s overall gross margin increased.

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

Total operating expenses, although increasing as a percentage of net sales, have decreased in absolute dollars by approximately $766,000 for the three-month period and approximately $1,807,000 for the six-month period ended September 27, 2003 as compared to the corresponding periods a year ago. This decrease is the result of the corporate reorganization and rationalization plan implemented in the fourth quarter of fiscal 2003, resulting in reduced payroll costs and other expenses across all departments during fiscal 2004. Selling and marketing expenses have decreased in absolute dollars (approximately $329,000 and $815,000) for the three-month and six-month period ended September 27, 2003 as compared to the same periods a year ago. Decreases in payroll and payroll-related expenses (approximately $66,000 and $297,000) and corporate advertising and literature expenses (approximately $299,000 and $519,000) as compared to the same periods a year ago. General and administrative expenses decreased in absolute dollars (approximately $168,000 and $289,000) for the three-month and six-month periods, respectively, due to a decrease in payroll and payroll-related expenses (approximately $78,000 and $209,000) and the decrease in value of donations contributed to charitable organizations (approximately $113,000 and $211,000) partially offset by an increase in tax consulting fees (approximately $83,000 and $135,000) attributable to the Company’s research tax credit as compared to the same three-month and six-month periods a year ago. Engineering and development expenses have decreased in absolute dollars (approximately $268,000 and $703,000) for the three-month and six-month periods, respectively, due to a reduction in payroll and payroll-related expenses (approximately $228,000 and $446,000) and consulting fees (approximately $39,000 and $168,000) as compared to the corresponding periods in fiscal 2003.

The Company posted net interest income of approximately $33,000 for the three-month period ended September 27, 2003 compared to approximately $15,000 for the corresponding period last year. For the six-month period ended September 27, 2003, the Company reported net interest income of approximately $48,000 compared to approximately $27,000 for the same period a year ago. The increase is due to the Company’s repayment of its outstanding line of credit balance during fiscal 2003. At September 27, 2003, the Company did not have any borrowings under either of its lines of credit as compared to $500,000 at September 28, 2002.

During the second quarter of fiscal 2003, the Company recognized a gain on the sale of property and equipment totaling approximately $100,000. The gain resulted primarily from the sale of a fully depreciated automated production line. For presentation purposes, the gain is grouped with the gain on foreign currency translations and reflected as other income for the three-month and six-month periods ended September 28, 2002. For the three-month and six-month periods ended September 27, 2003, other expense includes only foreign currency translation expenses related to consolidating the Company’s international subsidiaries’ results.

The Company’s overall effective tax rate for the three-month period ended September 27, 2003 increased to 53.6% from 40.2% for the corresponding period a year ago. The Company’s overall effective income tax rate increased to 42.2% for the six-month period ended September 27, 2003 as compared to 38.1% for the six-month period ended September 28, 2002. The effective income tax rate for the three-month and six-month periods ended September 27, 2003 were unusually high as a result of operating losses at the Company’s foreign subsidiaries that could not be benefited. The effective tax rate on U.S. operations during both the three-month and six-month periods ended September 27, 2003 was 30.5% as compared to 38.6% and 38.0% for the three-month and six-month periods ended September 28, 2002, respectively.

Net income for the second quarter of fiscal 2004 decreased from approximately $358,000 in fiscal 2003 to approximately $137,000 while diluted earnings per share decreased from $.08 to $.03 per share. Net income for the six-month period ended September 27, 2003 decreased from approximately $635,000 in fiscal 2003 to approximately $353,000 in fiscal 2004, while diluted earnings per share decreased from $.14 to $.08 per share. The decrease is primarily attributable to the reduction in net sales partially offset by the increase in gross profit and the decrease in operating expenses resulting from the corporate reorganization and rationalization plan implemented during the fourth quarter of fiscal year 2003.

Liquidity and Capital Resources

As of September 27, 2003, the Company’s working capital was approximately $19,680,000, a decrease of approximately $3,111,000 since the end of fiscal 2003. The decrease in working capital was due to an increase in accounts payable offset by a decrease in inventory and deferred and prepaid income taxes. The Company’s cash and cash equivalents were approximately $6,407,000 at September 27, 2003, a decrease of approximately $534,000 from March 29, 2003. Current liabilities increased by approximately $396,000 due to an increase in accounts payable and accrued income taxes offset by a decrease in other accrued liabilities. During the three-month period ended September 27, 2003, the Company repurchased approximately 274,700 shares of common stock for approximately $3,271,000. The Company has two lines of credit with two U.S. banking institutions totaling $26,500,000. At September 27, 2003, the Company did not have any borrowings under either of these lines of credit.

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

Significant Customers

One OEM/multimedia customer accounted for 15% of the Company’s net sales for both the three-month and six-month periods ended September 27, 2003, as compared to 32% and 31% of the Company’s net sales for the corresponding periods a year ago. The Company had anticipated that our OEM sales would decrease during fiscal 2004 as compared to fiscal 2003 and, based on information currently available from our OEM customer, the Company expects sales to this customer to decline to zero by the end of the third quarter of the current fiscal year. The Company’s management has taken steps (including pursuit of additional OEM automotive customers, expansion of the Company’s aftermarket automotive products offerings and renewed efforts to increase sales of the Company’s Core products), which it believes will mitigate the consequences of the expected decline in orders from this customer.

One Core customer accounted for approximately 32% of the Company’s net sales for both the three-month and six-month periods ended September 27, 2003 as compared to 15% and 14% of net sales for the corresponding periods a year ago. In addition to its strategy of expanding the Company’s product offerings, management continues its efforts to enlarge and diversify its customer base for all products in order to reduce dependence on any single customer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

a)	Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of September 27, 2003, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are considered cash equivalents and consist of money market accounts. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

b)	Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

For the three-month periods ended September 27, 2003 and September 28, 2002, foreign currency translations were approximately ($94,000) and $34,000. For the six-month periods ended September 27, 2003 and September 28, 2002, foreign currency translations were approximately ($2,000) and $53,000. During the three and six-month periods ended September 27, 2003, the Company did not engage in any foreign currency hedging activities.

Item 4. Controls and Procedures

a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting ( as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Shareholders of the Company held on August 12, 2003, shareholders acted affirmatively to elect nominees for directors proposed by management. Each Director is to serve until the next Annual Meeting of Shareholders and thereafter until his/her successor is elected and qualified.

Nominee	Votes “For”	Votes “Withheld”

Andrew G. Kotsatos	3,661,423	269,109
Moses A. Gabbay	3,658,923	271,609
Alexander E. Aikens, III	3,882,081	48,451
George J. Markos	3,881,118	49,414
Lisa M. Mooney	3,854,662	75,870
Fletcher H. Wiley	3,878,918	51,614

Shareholders also voted to ratify the action of the Directors in selecting Ernst & Young LLP as auditors of the Company for the ensuing fiscal year. A total of 3,885,993 votes were cast in favor of the proposal, 42,095 votes were cast against, and there were 2,444 abstentions.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed herewith:

Exhibit 31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The Company filed the following Report on Form 8-K during the quarter ended September 27, 2003:

Form 8-K, Item 5, August 5, 2003, Reporting release of the Company’s earnings report for the quarter ended June 28, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Acoustics, Inc. Registrant

Date: November 12, 2003	By:	/s/ Andrew G. Kotsatos

Andrew G. Kotsatos Director, Chairman of the Board and Treasurer

Date: November 12, 2003	By:	/s/ Moses A. Gabbay

Moses A. Gabbay Director, President and Chief Executive Officer

Date: November 12, 2003	By:	/s/ Debra A. Ricker-Rosato

Debra A. Ricker-Rosato Vice President and Chief Accounting Officer