Form 10-Q
period 2003-12-27
BOSTON ACOUSTICS INC
filed 2004-02-10
CIK 805268

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 27, 2003

or

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

There were 4,105,645 shares of Common Stock issued and outstanding as of February 10, 2004.

Boston Acoustics, Inc.

Index

Page

Part I: Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets March 29, 2003 and December 27, 2003 (Unaudited)	4

Consolidated Statements of Operations (Unaudited) Three months and nine months ended December 28, 2002 and December 27, 2003	6

Consolidated Statements of Cash Flows (Unaudited) Nine months ended December 28, 2002 and December 27, 2003	7

Notes to Unaudited Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

Part II: Other Information

Items 1 through 6	19

Signatures	20

Exhibits

Exhibit 31.1 and 31.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 and 32.2 Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

Boston Acoustics, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

	March 29, 2003	December 27, 2003
Current Assets:
Cash and cash equivalents	$6,941,222	$7,395,860
Accounts receivable, net of allowance for doubtful accounts of approximately $312,000 and $534,000 at March 29, 2003 and December 27, 2003, respectively	6,582,033	9,245,100
Inventories	11,919,039	11,649,790
Deferred income taxes	3,577,000	3,284,000
Prepaid income taxes	1,449,000	698,114
Prepaid expenses and other current assets	1,009,369	913,728

Total current assets	31,477,663	33,186,592

Property and Equipment, at Cost:
Machinery and equipment	16,449,563	17,389,536
Building and improvements	8,795,567	8,795,567
Office equipment and furniture	5,473,707	5,802,205
Land	1,815,755	1,815,755
Motor vehicles	264,969	224,201

	32,799,561	34,027,264
Less-Accumulated depreciation and amortization	20,609,012	22,893,566

	12,190,549	11,133,698

Other Assets, Net	996,172	1,003,950

	$44,664,384	$45,324,240

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Balance Sheets

Liabilities and Shareholders’ Equity

	March 29, 2003	December 27, 2003
Current Liabilities:
Accounts payable	$5,630,246	$8,541,468
Accrued payroll and payroll-related expenses	602,589	526,288
Dividends payable	374,136	348,980
Other accrued expenses	2,079,095	2,875,674

Total current liabilities	8,686,066	12,292,410

Minority Interest in Joint Venture	37,344	36,712

Shareholders’ Equity:
Common stock, $.01 par value - Authorized — 8,000,000 shares Issued — 5,100,314 shares	51,003	51,003
Additional paid-in capital	1,191,988	1,191,988
Subscriptions receivable	(230,917)	—
Retained earnings	42,978,409	43,274,897

	43,990,483	44,517,888
Less-Treasury stock, 698,700 and 994,650 shares, at March 29, 2003 and December 27, 2003, respectively, at cost	8,049,509	11,522,770

Total shareholders’ equity	35,940,974	32,995,118

	$44,664,384	$45,324,240

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	December 28, 2002	December 27, 2003	December 28, 2002	December 27, 2003
Net sales	$20,463,831	$15,377,307	$57,248,724	$41,085,416
Cost of goods sold	13,868,471	8,828,722	39,143,179	25,115,724

Gross profit	6,595,360	6,548,585	18,105,545	15,969,692

Selling and marketing expenses	2,757,206	2,804,028	8,013,754	7,245,720
General and administrative expenses	1,297,776	1,392,165	3,788,377	3,594,159
Engineering and development expenses	1,646,131	1,186,143	4,563,581	3,400,312

Total operating expenses	5,701,113	5,382,336	16,365,712	14,240,191

Income from operations	894,247	1,166,249	1,739,833	1,729,501
Interest income	27,366	53,398	86,103	117,275
Interest expense	(9,674)	(8,751)	(41,314)	(24,624)
Other income	114,239	209,275	267,226	207,538

Income before provision for income taxes	1,026,178	1,420,171	2,051,848	2,029,690
Provision for income taxes	237,000	404,000	628,000	661,000

Net income	$789,178	$1,016,171	$1,423,848	$1,368,690

Net income per share:
Basic	$.18	$.25	$.31	$.32

Diluted	$.18	$.25	$.31	$.32

Weighted average common shares outstanding (Note 4):
Basic	4,401,595	4,105,645	4,516,679	4,279,825
Diluted	4,478,779	4,144,156	4,597,876	4,302,898
Dividends per share	$.085	$.085	$.255	$.255

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended
	December 28, 2002	December 27, 2003
Operating activities
Net income	$1,423,848	$1,368,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,436,297	2,340,911
Gain on sale of property and equipment	(100,190)	(3,643)
Deferred income taxes	—	293,000
Charge related to conversion of subscriptions receivable	—	29,042
Changes in assets and liabilities
Accounts receivable	(287,320)	(2,663,067)
Inventories	1,750,751	269,249
Prepaid expenses and other current assets	110,408	846,527
Accounts payable	2,547,997	2,911,222
Accrued payroll and other accrued expenses	(82,048)	720,278

Net cash provided by operating activities	7,799,743	6,112,209

Investing activities
Purchases of property and equipment	(933,183)	(1,284,060)
Proceeds from sale of property and equipment	100,190	3,643
Decrease (increase) in other assets	26,947	(8,410)

Net cash used in investing activities	(806,046)	(1,288,827)

Financing activities
Dividends paid	(1,155,387)	(1,097,358)
Purchase of treasury stock	(2,428,850)	(3,271,386)
Repayments on line of credit	(2,500,000)	—

Net cash used in financing activities	(6,084,237)	(4,368,744)

Net increase in cash and cash equivalents	909,460	454,638
Cash and cash equivalents, beginning of period	5,134,558	6,941,222

Cash and cash equivalents, end of period	$6,044,018	$7,395,860

Supplemental Disclosure of Noncash Financing and Investing Activities
Dividends payable	$374,136	$348,980

Partial forgiveness of recourse notes	$—	$90,443

Conversion of recourse notes into non-recourse notes	$—	$140,474

Increase (decrease) in minority interest in foreign subsidiary	$25,254	$(632)

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$388,000	$313,912

Cash paid for interest	$41,676	$24,624

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by Boston Acoustics, Inc. and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and nine-month periods ended December 27, 2003 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report included in its Form 10-K for fiscal year ended March 29, 2003.

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

The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 and disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 and SFAS No. 148, for all stock options granted to employees of the Company for the three and nine-month periods ended December 28, 2002 and December 27, 2003, respectively, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

Pro forma disclosure. The pro forma effect on the Company’s financial statements of applying SFAS No. 123 for all options to purchase common stock of the Company would be as follows:

	Three Months Ended
	December 28, 2002	December 27, 2003
Net income, as reported	$789,178	$1,016,171
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	256,012	300,919

Pro forma net income	$533,166	$715,252

Basic and diluted net income per share:
As reported	$0.18	$0.25
Pro forma	$0.12	$0.17

	Nine Months Ended
	December 28, 2002	December 27, 2003
Net income, as reported	$1,423,848	$1,368,690
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	846,856	986,234

Pro forma net income	$576,992	$382,456

Basic and diluted net income per share:
As reported	$0.31	$0.32
Pro forma	$0.13	$0.09

(3) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 29, 2003	December 27, 2003
Raw materials	$3,404,077	$2,878,377
Work-in-process	1,181,683	1,020,609
Finished goods	7,333,279	7,750,804

	$11,919,039	$11,649,790

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(4) Net Income Per Common Share

The Company follows the provisions of SFAS No. 128, Earnings per Share. This standard requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of operations. These consolidated financial statements have been prepared and presented based on this standard. For the three-month and nine-month periods ended December 27, 2003, there were 239,350 and 391,465 options, respectively, that have been excluded from the weighted-average number of common and dilutive potential shares outstanding as their effect would be anti-dilutive. For the three-month and nine-month periods ended December 28, 2002, there were 190,800 options, respectively, that have been excluded from the weighted-average number of common and dilutive potential shares outstanding as their effect would be anti-dilutive.

The computation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:

	Three Months Ended		Nine Months Ended
	December 28, 2002	December 27, 2003	December 28, 2002	December 27, 2003
Basic weighted average common shares outstanding	4,401,595	4,105,645	4,516,679	4,279,825
Dilutive effect of assumed exercise of stock options	77,184	38,511	81,197	23,073

Weighted average common shares outstanding assuming dilution	4,478,779	4,144,156	4,597,876	4,302,898

(5) Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition.

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

Three Months Ended December 27, 2003
Fiscal 2004	Core	OEM and Multimedia	Total
Net Sales	$14,481,128	$896,179	$15,377,307

Gross profit (loss)	$6,619,515	$(70,930)	$6,548,585

Three Months Ended December 28, 2002
Fiscal 2003	Core	OEM and Multimedia	Total
Net Sales	$15,051,570	$5,412,261	$20,463,831

Gross profit	$5,760,886	$834,474	$6,595,360

Nine Months Ended December 27, 2003
Fiscal 2004	Core	OEM and Multimedia	Total
Net Sales	$36,202,097	$4,883,319	$41,085,416

Gross profit	$15,642,187	$327,505	$15,969,692

Nine Months Ended December 28, 2002
Fiscal 2003	Core	OEM and Multimedia	Total
Net Sales	$40,408,958	$16,839,766	$57,248,724

Gross profit	$15,512,347	$2,593,198	$18,105,545

(7) Significant Customers and Concentration of Credit Risk

For the three-month periods ended December 27, 2003 and December 28, 2002, one OEM/Multimedia customer represented approximately 6% and 26% of the Company’s net sales, respectively, and one core customer represented approximately 32% and 21% of net sales, respectively. For the nine-month periods ended December 27, 2003 and December 28, 2002, one OEM/Multimedia customer represented approximately 12% and 29% of the Company’s net sales, respectively, and one core customer represented approximately 32% and 16% of net sales, respectively. One OEM/Multimedia customer represented approximately 3% of net accounts receivable and one core customer represented approximately 34% of net accounts receivable at December 27, 2003, respectively.

(8) International Operations

The Company maintains sales concentrations in Europe, Asia, and Canada in addition to distributing product through three foreign subsidiaries. Export sales accounted for approximately 21% and 16% of net sales for the three-month periods ended December 27, 2003 and December 28, 2002, respectively. For the nine-month periods ended December 27, 2003 and December 28, 2002, export sales accounted for approximately 18% and 15% of net sales, respectively.

(9) Accounting for Customer Consideration

The Company follows the provisions of EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company offers cooperative advertising programs to its largest customers whereby the customers can earn sales credits for approved advertisements involving the Company’s products. The Company records these credits as an adjustment to the selling price of its products. For the three-month periods ended December 27, 2003 and December 28, 2002, cooperative advertising credits included as sales adjustments were approximately $707,000 and $945,000, respectively. For the nine-month periods ended December 27, 2003 and December 28, 2002, cooperative advertising credits included as sales adjustments were approximately $1,804,000 and $2,263,000, respectively.

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

Total
Warranty reserve as of March 29, 2003	$233,000
Plus: amounts accrued related to new sales	108,000
Less: amounts charged against warranty reserve	(81,000)

Warranty reserve as of December 27, 2003	$260,000

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

Results of Operations

The following table sets forth the results of operations for the three-month and nine-month periods ended December 28, 2002 and December 27, 2003 expressed as percentages of net sales.

	Three Months Ended		Nine Months Ended
	December 28, 2002	December 27, 2003	December 28, 2002	December 27, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.8	57.4	68.4	61.1

Gross profit	32.2	42.6	31.6	38.9

Selling and marketing expenses	13.5	18.2	14.0	17.6
General and administrative expenses	6.4	9.1	6.6	8.8
Engineering and development expenses	8.0	7.7	8.0	8.3

	27.9	35.0	28.6	34.7

Income from operations	4.3	7.6	3.0	4.2
Interest income (expense), net	0.1	0.2	0.1	0.2
Other income	0.6	1.4	0.5	0.5

Income before provision for income taxes	5.0	9.2	3.6	4.9
Provision for income taxes	1.1	2.6	1.1	1.6

Net income	3.9%	6.6%	2.5%	3.3%

Net sales for the third quarter decreased 25%, from approximately $20,464,000 last year to approximately $15,377,000 for the current fiscal period. For the nine-month period ended December 27, 2003, net sales decreased 28% from approximately $57,249,000 during fiscal 2003 to approximately $41,085,000. The overall sales decrease for the three-month period ended December 27, 2003 was the result of an 83%, or approximately $4,516,000, sales decrease in the OEM and multimedia segment and a 4%, or approximately $570,000, decrease in net sales of the Company’s Core products from the same period a year ago. The significant decrease in the OEM/Multimedia segment was anticipated and incorporated in the 2004 fiscal year business plan. During January 2004, the Company, in partnership with Visteon Corporation, began initial shipments of its premium audio systems for the Chrysler Group for upcoming vehicles. The Company anticipates a ramping up of these shipments during the fourth fiscal quarter ending March 27, 2004. Revenue generated from these shipments will be reported in the OEM segment of sales. There is not at this time, however, sufficient historical information to predict with any certainty the volume of revenue the Company will experience during this initial stage.

During the third quarter of fiscal 2004, the Company introduced upgraded series of its Micro Reference high performance satellite speaker systems. These compact satellites can fit anywhere, including bookshelves or floor stands or they can be mounted to fit particular needs more precisely. There are four models, Micro130x, Micro120x, Micro110x, and the MicroCenter, with suggested retails ranging from $100 to $250 each. Also contributing to gross sales during the quarter were sales of Video Reference (VR) floor-standing speaker systems which were introduced during the second quarter of the fiscal year, along with sales of the Company’s high performance AM/FM RecepterTM Radio. Introductions of upgraded versions of existing product offerings, while permitting the Company to remain competitive, are not likely to result in significant increases in revenue over the long term, because they are replacing products that are being phased out.

Expenses included in the cost of goods sold line item are raw material, direct labor, freight, and indirect costs associated with the Company’s manufacturing operations.

The Company’s overall gross margin for the three-month period ended December 27, 2003 increased from 32.2% to 42.6% as compared to the same period a year ago. For the nine-month period ended December 27, 2003, gross margin increased from 31.6% to 38.9% for the same period last year. The increases for both the three-month and nine-month periods were due to the Core business segment and reflect sales of product categories that reflect higher margins and have also benefited from the continued improvements in manufacturing efficiencies that were implemented at the end of the fourth quarter fiscal 2003. Additionally, the OEM/Multimedia segment represented a smaller portion of total net sales during the three-month and nine-month periods ended December 27, 2003 as compared to the same periods a year ago, and as a result, the Company’s overall gross margin increased. The OEM/Multimedia segment, which currently consists of speakers for the computer environment actually reflected a gross profit loss for the three-month period ended December 27, 2003. The gross profit loss in this segment is due to costs associated with storage, rework and warranty expenses that continue despite the decreased sales volume.

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

Total operating expenses, although increasing as a percentage of net sales, have decreased in absolute dollars by approximately $319,000 for the three-month period and approximately $2,126,000 for the nine-month period ended December 27, 2003 as compared to the corresponding periods a year ago. This decrease is the result of the corporate reorganization and rationalization plan implemented in the fourth quarter of fiscal 2003, resulting in reduced payroll costs and other expenses across all departments during fiscal 2004. Selling and marketing expenses have increased in absolute dollars for the three-month period ended December 27, 2003 (approximately $47,000) and decreased in absolute dollars for the nine-month period ended December 27, 2003 (approximately $768,000) as compared to the same periods a year ago. Decreases in payroll and payroll-related expenses (approximately $13,000 and $309,000) and corporate advertising and literature expenses (approximately $202,000 and $820,000) partially offset increases in sales promotions and commissions (approximately $250,000 and $253,000) as compared to the same periods a year ago. General and administrative expenses have increased in absolute dollars for the three-month period ended December 27, 2003 (approximately $94,000) and decreased in absolute dollars for the nine-month period ended December 27, 2003 (approximately $194,000) as compared to the same periods a year ago. Decreases in payroll and payroll-related expenses (approximately $84,000 and $292,000) and the decrease in value of donations contributed to charitable organizations (approximately $6,000 and $217,000)

partially offset by an increases in tax consulting fees (approximately $83,000 and $218,000) attributable to the Company’s research tax credit as compared to the same three-month and nine-month periods a year ago, and increases in the general allowance for doubtful accounts (approximately $166,000 and $203,000) due to the increase in the accounts receivable balance at December 27, 2003. Engineering and development expenses have decreased in absolute dollars (approximately $460,000 and $1,163,000) for the three-month and nine-month periods, respectively, due to a reduction in payroll and payroll-related expenses (approximately $230,000 and $676,000) and consulting fees (approximately $253,000 and $421,000) as compared to the corresponding periods in fiscal 2003.

The Company posted net interest income of approximately $45,000 for the three-month period ended December 27, 2003 compared to approximately $18,000 for the corresponding period last year. For the nine-month period ended December 27, 2003, the Company reported net interest income of approximately $93,000 compared to approximately $45,000 for the same period a year ago. The increase is due to the Company’s repayment of its outstanding line of credit balance during fiscal 2003. At December 27, 2003 and December 28, 2002, the Company did not have any borrowings under either of its lines of credit.

During the second quarter of fiscal 2003, the Company recognized a gain on the sale of property and equipment totaling approximately $100,000. The gain resulted primarily from the sale of a fully depreciated automated production line. For presentation purposes, the gain is grouped with the gain on foreign currency translations and reflected as other income for the nine-month period ended December 28, 2002. For the three-month and nine-month periods ended December 27, 2003, other expense includes foreign currency translation expenses related to consolidating the Company’s international subsidiaries’ results.

The Company’s overall effective tax rate for the three-month period ended December 27, 2003 increased to 28.4% from 23.1% for the corresponding period a year ago. The Company’s overall effective income tax rate increased to 32.6% for the nine-month period ended December 27, 2003 as compared to 30.6% for the nine-month period ended December 28, 2002. The lower effective income tax rate for the three-month and nine-month periods ended December 28, 2002 was primarily the result of the recognition of benefits from additional research and development tax credits identified during the December 2002 fiscal quarter. The effective tax rate on U.S. operations during both the three-month and nine-month periods ended December 27, 2003 was 30.5% as compared to 23.9% and 31.1% for the three-month and nine-month periods ended December 28, 2002, respectively.

Net income for the third quarter increased from approximately $789,000 in fiscal 2003 to approximately $1,016,000 in fiscal 2004, while diluted earnings per share increased from $.18 to $.25 per share. Net income for the nine-month period ended December 27, 2003 decreased from approximately $1,424,000 in fiscal 2003 to approximately $1,369,000 in fiscal 2004, while diluted earnings per share increased from $.31 to $.32 per share. The decrease is primarily attributable to the reduction in net sales partially offset by the increase in gross profit and the decrease in operating expenses resulting from the corporate reorganization and rationalization plan implemented during the fourth quarter of fiscal year 2003.

Liquidity and Capital Resources

As of December 27, 2003, the Company’s working capital was approximately $20,894,000, a decrease of approximately $1,897,000 since the end of fiscal 2003. The decrease in working capital was due to an increase in accounts payable offset by a decrease in inventory and deferred and prepaid income taxes. The Company’s cash and cash equivalents were approximately $7,396,000 at December 27, 2003, an increase of approximately $455,000 from March 29, 2003. Current liabilities increased by approximately $3,606,000 due to an increase in accounts payable and accrued income taxes. The Company has two lines of credit with two U.S. banking institutions totaling $26,500,000. At December 27, 2003, the Company did not have any borrowings under either of these lines of credit.

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

Significant Customers

One OEM/Multimedia customer accounted for 6% and 12%, respectively, of the Company’s net sales for the three-month and nine-month periods ended December 27, 2003, as compared to 26% and 29%, respectively, of the Company’s net sales for the corresponding periods a year ago. The Company had anticipated that OEM sales would decrease during fiscal 2004 as compared to fiscal 2003 and, based on information currently available from our OEM customer, the Company expects sales to this customer to decline to zero by the end of the fourth quarter of the current fiscal year. The Company’s management has taken steps (including pursuit of additional OEM automotive customers, expansion of the Company’s aftermarket automotive products offerings and renewed efforts to increase sales of the Company’s Core products), which it believes will mitigate the consequences of the expected decline in orders from this customer.

One Core customer accounted for approximately 32% of the Company’s net sales for both the three-month and nine-month periods ended December 27, 2003 as compared to 21% and 16%, respectively, of net sales for the corresponding periods a year ago. In addition to its strategy of expanding the Company’s product offerings, management continues its efforts to enlarge and diversify its customer base for all products in order to reduce dependence on any single customer.

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

(a)	Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of December 27, 2003, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are considered cash equivalents and consist of money market accounts. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

(b)	Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

For the three-month periods ended December 27, 2003 and December 28, 2002, foreign currency translations were approximately $206,000 and $114,000, respectively. For the nine-month periods ended December 27, 2003 and December 28, 2002, foreign currency translations were approximately $204,000 and $167,000. During the three and nine-month periods ended December 27, 2003, the Company did not engage in any foreign currency hedging activities.

Item 4.	Controls and Procedures

a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures ( as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting ( as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed herewith:

Exhibit 31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The Company filed the following Report on Form 8-K during the quarter ended December 27, 2003:

Form 8-K, Item 5, November 10, 2003, Reporting release of the Company’s earnings report for the quarter ended September 27, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Acoustics, Inc. Registrant

Date: February 10, 2004	By:	/s/ Andrew G. Kotsatos

Andrew G. Kotsatos Director, Chairman of the Board and Treasurer

Date: February 10, 2004	By:	/s/ Moses A. Gabbay

Moses A. Gabbay Director, President and Chief Executive Officer

Date: February 10, 2004	By:	/s/ Debra A. Ricker-Rosato

Debra A. Ricker-Rosato Vice President and Chief Accounting Officer