Form 10-K
period 2004-03-27
BOSTON ACOUSTICS INC
filed 2004-07-12
CIK 805268

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 27, 2004

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock ($.01 Par Value)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $30,771,846 as of September 27, 2003.

There were 4,166,845 shares of Common Stock issued and outstanding as of June 25, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Registrant’s Annual Report to Stockholders for the fiscal year ended March 27, 2004 (Part II, Items 5, 6, 7, 8)

(2)	Proxy Statement for Registrant’s Annual Meeting of Stockholders to be held on August 17, 2004 (Part III, Items 10, 11, 12 and 13)

BOSTON ACOUSTICS, INC.

Securities and Exchange Commission

In as much as the calculation of shares of the registrant’s voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the Registrant’s best good faith estimate for purposes of this Annual Report on Form 10-K, and the Registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon $11.41, the price at which the Common Stock was last sold on September 27, 2003 as reported by The Nasdaq Stock Market. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 10% of the Registrant’s Common Stock, as disclosed herein, were considered for purposes of this disclosure to be held by affiliates.

-i-

Part I

Item 1. Business

Boston Acoustics, Inc. (the “Company”, or “Boston”) engineers, manufactures, and markets moderately-priced, high-quality audio systems for use in home audio and video entertainment systems, in OEM and after-market automotive audio systems and in multimedia computer environments. The Company believes that its products deliver better sound quality than other comparably priced audio systems. The Company purchases various home, automotive and multimedia finished products from third party suppliers that are manufactured according to Company specifications and under the direction of Boston Acoustics personnel. The Company also assembles finished products from manufactured and purchased subassemblies at its corporate headquarters in Peabody, Massachusetts. All of the Company’s products and subassemblies, including those supplied by outside sources, have been designed or specified by the Company’s engineering department. Boston Acoustics’ speakers are marketed nationwide through selected audio and audio-video specialty dealers and through distributors in many foreign countries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – International Operations” which is included in the Company’s 2004 Annual Report, which is filed as Exhibit 13 hereto.

The Company was organized as a Massachusetts corporation in 1979 by Andrew G. Kotsatos, Chairman of the Board, and Francis L. Reed, who passed away in November 1996. Its principal executive offices and manufacturing facilities are located at 300 Jubilee Drive, Peabody, Massachusetts.

Products

The Company has determined it has two reportable business industry segments: core, and original equipment manufacturer (OEM)/ Multimedia. Prior to fiscal 1998, the Company operated as a single segment. The Company’s reportable segments are strategic business units that sell the Company’s products to distinct distribution channels. Both segments derive their revenues from the sale of audio systems. They are managed separately because each segment requires distinct selling and marketing strategies, as the class of customers within each segment is different. Each business segment has distinct product lines as discussed below.

The Company’s core business segment consists of the Home, Designer, Automotive after market, and Integrated Audio lines of products.

The Home loudspeaker line consists of four bookshelf models currently ranging in price from $150 to $400 per pair, three floor-standing systems currently priced from $600 to $1,250 per pair, a series of hardwood bookshelf and floor-standing speakers ranging from $700 to $2,700 per pair, and four powered subwoofers priced at $350, $500, $700, and $1,200 each. Additional products for the home theater market include five different center channel speakers currently ranging in price from $200 to $600 each, two surround speakers priced at $500 and $800 per pair, three models of micro satellites which accommodate space restrictions ranging in price between $100 and $250 each. The Company also produces magnetically shielded versions of most of its models and produces four outdoor weather-resistant speaker systems (Voyager®3, Voyager2, Voyager Pro, and Grand Voyager) priced from $220 to $700 per pair. The Voyager Sub12 is an outdoor 12-inch subwoofer that was introduced in fiscal 2003 and retails for $900 per unit. Prices referenced are USD suggested retail prices.

The Designer line is a collection of speaker systems engineered for installing in the walls and ceilings, as well as, floors of homes, businesses, and recreational vehicles. These systems are designed to provide outstanding performance and to blend into any décor. There are currently 25 speaker models in the Designer line, ranging in price from $150 to $3,200 per pair, three powered subwoofers priced at $500 each, and one subwoofer power amplifier priced at $600. The Designer line includes the VRi series, the DSi® Series, and the installed powered subwoofer systems.

The Automotive after market series of products consists of 47 models of after-market automotive speakers with prices currently ranging from $70 to $1,000 per pair. This includes the premium amplifier family with 7 models that include subwoofer & multi-channel configurations. Each amplifier uses Q-Tune™ circuitry that brings the bass impact to the front of the vehicle. The component systems, with system specific crossovers, permit flexible speaker placement and provide sound rivaling that of fine home speaker systems. The automotive speaker line includes reference quality component systems as well as full-range replacement speakers, imaging systems and subwoofers. The complete automotive line includes Boston Z™, FS, NX, SL, and FX component & coaxial speakers, Boston ProSeries, and the Boston GT™ Amplifier line. The Company manufactures both raw drivers and enclosed systems for any installation blueprint.

The Boston Acoustics Recepter Radio® is a high performance AM/FM radio that has been designed to deliver high fidelity sound comparable to the finest radios ever made. Not only does this add a new business category, Integrated Audio, but also it significantly expands Boston Acoustics’ target customer. The new Recepter Radio has a suggested minimum retail price of $159. Available in platinum, polar white and charcoal, the Recepter Radio is a perfect radio for the kitchen, living room, office, or nightstand.

The OEM/Multimedia category of products has historically been sold primarily through Gateway, Inc. (“Gateway”). During fiscal 2004 this category consisted of two high performance powered subwoofer/satellite speaker systems for computing environments. Both the BA745 and BA7900 were available either as a component of certain pre-configured computer systems offered by Gateway, or as an upgrade option on those configurations that did not include Boston Acoustics’ products as standard.

New Products

During the fiscal year, the Company focused on introducing new and innovative products, particularly within its Core business segment. Revenue from these new product introductions partially offset the loss of revenue from discontinued product lines. Introductions of upgraded versions of existing product offerings, while permitting the Company to remain competitive, are not likely to result in significant increases in revenue over the long term.

During the first quarter of fiscal 2004, the Company introduced new powered subwoofers to the Company’s acclaimed PV series of products replacing discontinued models. The PV700 and PV900 have suggested retails of $500 and $700 each respectively. During the third quarter of fiscal 2004, the Company introduced an upgraded series of its Micro high performance satellite speaker systems. These compact satellites are small enough to fit anywhere. There are four models, Micro 110x, Micro 120x, Micro 130x, and the MicroCenter, with suggested retails ranging from $100 to $250 each. Also contributing to gross sales during the latter half of fiscal 2004, were sales of VR® floor-standing speaker systems. The VR Series has suggested retails ranging from $300 to $625 each. In addition, sales of the Company’s high performance AM/FM Recepter Radio increased during the fiscal year as compared to the previous fiscal year.

The custom product category of speakers was enhanced with the introduction of several models during the fiscal year. The VRi595, with a suggested retail of $800 per speaker, is a high-end, three-way in-ceiling speaker used in Hidden Theater™ applications and is styled to blend into any décor and skillfully engineered with a unique, rotating baffle so that the sound may be directed towards the listening position. The VRi585T2 and the DSi465T2, with suggested retails of $500 and $350 each respectively, are versatile in-ceiling speaker systems; either model has the ability to deliver full-range, two-channel stereo sound from a single installation location, or can be used as a diffuse surround speaker in Hidden Theater systems.

The SL line of after-market car speaker systems was introduced during the second fiscal quarter and is currently composed of 3 models to fit the broadest range of vehicles. With suggested retails ranging from $250 to $300, all models share the same technology, sound quality, and are engineered to make them ideal for factory mounting locations.

The Company, in partnership with Visteon Corporation, began its first OEM contract with the Chrysler Group for development of premium audio systems as standard equipment or factory-installed upgrade options in the Chrysler 300, and Dodge Magnum vehicles. The Company started shipments for the Chrysler 300 in January 2004 and for the Dodge Magnum in April 2004. The Company expects a ramping up of these shipments during the first and second quarters of fiscal 2005. There is not at this time, however, sufficient historical information to predict with any certainty the volume of revenue the Company will experience during this initial stage.

Engineering and Development

The Company’s engineering and development department is actively engaged in the development of new products and manufacturing processes, the improvement of existing products and the research of new materials for use in the Company’s products. The Company designs or specifies all of its products and subassemblies, including those supplied by outside sources.

The Company’s engineering and development staff includes 37 full-time employees, five outside consultants and four engineering firms providing design services. During fiscal years 2002, 2003 and 2004, the Company spent approximately $5,252,000, $6,773,000, and $4,460,000 respectively, for engineering and development.

Sales, Marketing and Distribution

The Company employs 19 salespersons and retains 27 manufacturer’s representatives who service the Company’s U.S. and Canada dealer network. In addition, the Company retained the service of one freelance public relations consultant to assist in the professional promotion of the Company and its products. Boston Acoustics’ home audio, Designer Series (in-wall/in-ceiling models) and outdoor speaker products are distributed in the United States and Canada through approximately 571 selected audio or audio specialist retailers, some of whom have multiple outlets, and to selected custom installers. The Company’s car audio products are sold through approximately 262 similarly specialized retailers, some of whom also sell the Company’s home audio products. The Company’s Recepter Radio is sold through its dealer network, to certain mail order catalogs, and direct by telephone or fax. The Company’s dealers usually stock and sell a broad range of audio products including, in most cases, the Company’s competitor’s products. The Company seeks dealers who emphasize quality products and who are knowledgeable about the products they sell. The Company’s Multimedia products are currently sold primarily through an OEM agreement with Gateway. In previous fiscal years, these products were also sold through the Company’s retailers and through business arrangements with leading distributors and computer retailers. Gateway accounted for 30% of net sales in fiscal 2002, 29% in fiscal 2003 and 9% in fiscal 2004.

Boston Acoustics’ products are also exported to dealers in Canada and sold through exclusive distributors in over 50 foreign countries, primarily in Europe, Asia/Pacific Rim, and South/Central America. Export sales accounted for approximately 15% of net sales in fiscal 2002, 15% in fiscal 2003 and 19% in fiscal 2004.

The Company emphasizes the high performance-to-price ratio of its products in its advertising and promotion. Boston Acoustics believes that specialty retailers can be effective in introducing retail customers to the high dollar value of the Company’s products. The Company directly supports its domestic dealers and international distributors via a cooperative advertising program, prepared advertisements, detailed product literature, and point of purchase materials. During fiscal 2004, the Company spent approximately $1,092,000 (2.1% of net sales) for advertising.

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

Manufacturing and Suppliers

The Company purchases various home, automotive and multimedia finished products from third party suppliers that are manufactured according to Company specifications and under the direction of Boston Acoustics personnel. The Company also assembles finished products from components specifically fabricated for the Company.

The Company purchases materials and component parts from approximately 192 suppliers located in the United States, Canada, Europe, and Asia/Pacific Rim. Although Boston Acoustics relies on single suppliers for certain parts, the Company could, if necessary, develop multiple sources of supply for these parts. The Company does not have long-term fixed price contracts or arrangements for inventory supplied by any foreign or domestic manufacturers. The Company did have one inventory supplier, which accounted for more than 10% of the Company’s purchases during fiscal year 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — International Operations” which is included in the Company’s 2004 Annual Report, which is filed as Exhibit 13 hereto.

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

Patents and Trademarks

Boston Acoustics holds thirteen United States design patents and numerous international patents, which relate to certain audio technologies, assemblies, and cabinet design. The Company also currently has several registered trademarks including Boston®, Boston Acoustics®, Boston Rally® BassTrac®, Bravo®, DirectVent®, DSi®, Kortec®, MagnaGuard®, PowerVent®, RadialVent® Recepter Radio® SoundBar®, SST®, The Boston Acoustics Logo® , The Sine Wave/Speaker Icon® ,Voyager®, and VR®. Trademarks used by the Company’s subsidiary, Snell Acoustics (“Snell”) include Snell Acoustics, Snell Multimedia, Snell Music & Cinema, and Room Ready®. The Company believes that its growth, competitive position and success in the marketplace are more dependent on its technical and marketing skills and expertise than upon the ownership of patent and trademark rights. There can be no assurance that any patent or trademark would ultimately be proven valid if challenged.

Significant Customers

One OEM/Multimedia customer, Gateway, accounted for approximately 9% of the Company’s net sales for the fiscal year ended March 27, 2004 as compared to approximately 29%, for the corresponding period a year ago. The Company had anticipated that OEM sales would decrease during fiscal 2004 as compared to fiscal 2003. The Company’s management has taken steps (including expansion of the Company’s aftermarket automotive products offerings, renewed efforts to increase sales of the Company’s Core products and pursuit of additional OEM automotive customers), which it believes will mitigate the consequences of the expected decline in orders from this customer.

One Core customer accounted for approximately 31% of the Company’s net sales for fiscal year ended March 27, 2004 as compared to approximately 17%, for the corresponding period a year ago. On March 15, 2004, the Company announced that this customer had notified the Company that it would reduce its annual purchases by approximately 50%. In addition to its strategy of expanding the Company’s product offerings, management continues its efforts to enlarge and diversify its customer base for all products in order to reduce dependence on any single customer.

Backlog

The Company currently has no significant backlog. The Company’s policy is to maintain sufficient inventories of finished goods to fill all orders within two business days of receipt.

Warranties

Boston Acoustics warrants its home speakers to be free from defects in materials and workmanship for a period of five years, its Recepter Radio for one year, its Designer Series speakers for a period of two years, its automotive speakers for one year and its multimedia audio speaker systems for a period of one to three years. During the years ended March 27, 2004, March 29, 2003, and March 30, 2002, warranty costs recorded by the Company were approximately $108,000, $134,000, and $174,000, respectively.

Employees

As of May 29, 2004, the Company had 194 full-time employees who were engaged as follows: 92 in production and materials management; 37 in engineering and development; 44 in marketing and sales support; and 21 in administration.

None of the Company’s employees are represented by a collective bargaining agreement and the Company believes that its relations with its employees are satisfactory.

Executive Officers of the Registrant

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” in the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 17, 2004.

Item 2. Properties

The Company owns its principal executive offices and manufacturing facilities, which sit on 15 acres of land at 300 Jubilee Drive, Peabody, Massachusetts.

The Company’s subsidiary, Snell Acoustics, maintains its principal executive offices and manufacturing facilities at 300 Jubilee Drive, Peabody, Massachusetts. A small portion, approximately 25,000 square feet of space, used primarily for cabinet production, is located at 143 Essex Street, Haverhill, Massachusetts and is leased from an unrelated party under an operating lease, which expires in September 2004.

Item 3. Legal Proceedings

There are no material legal proceedings affecting the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by Paragraphs (a) and (b) of this item is incorporated by reference to the section entitled “Stock Market Activity” on page 32 in the Registrant’s 2004 Annual Report to Stockholders, which is filed herewith as Exhibit 13. There were no purchases of the Registrant’s Securities by the Registrant or by any affiliated purchaser during the fiscal quarter ended March 27, 2004.

Item 6. Selected Financial Data

The information required by this item is incorporated by reference to the section entitled “Selected Financial Data” on page 31 in the Registrant’s 2004 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated by reference to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 9 through 16 in the Registrant’s 2004 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated by reference to the section entitled “Quantitative and Qualitative Disclosures about Market Risk” on page 15 in the Registrant’s 2004 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to the Consolidated Financial Statements at March 27, 2004 and notes thereto on pages 17 through 28 in the Registrant’s 2004 Annual Report to Stockholders, which is filed herewith as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 28, 2002 the Company dismissed Arthur Andersen LLP as its independent auditor and on July 9, 2002 it engaged Ernst & Young LLP as its new independent auditor.

The Company’s consolidated financial statements for the fiscal year ended March 30, 2002 were audited by Arthur Andersen. On August 31, 2002 Arthur Andersen ceased practicing before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K, and did not consent to the inclusion of its audit report in this Form 10-K. As a result, holders of the Company’s securities may have no effective remedy against Arthur Andersen in connection with any material misstatement or omission in the financial statements to which its audit report relates and, because it has ceased operations, Arthur Andersen may have insufficient assets to satisfy claims made by holders of the Company’s securities that might arise under federal securities laws or otherwise with respect to Arthur Andersen’s audit report.

Item 9A. Controls and Procedures

a.)	Evaluation of disclosure controls and procedures. Based on their evaluation of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s President and CEO (principal executive officer) and the Company’s Vice President - Finance (principal financial officer) have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.)	Changes in internal controls. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 27, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item, including information concerning the Company’s audit committee and the audit committee financial expert and compliance with Item 401 of S-K, is incorporated by reference to the Company’s proxy statement for the annual meeting to be held on August 17, 2004.

There is incorporated herein by reference to the discussion under “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 17, 2004 the information with respect to delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer and senior financial officers. The Code of Ethics appears on the Company’s Internet website at www.bostonacoustic.com. The Company intends to disclose any amendments to, or waiver from, a provision of its code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and senior financial officers and that relates to any element of the code of ethics definition enumerated in Item 406 of Regulation S-K by posting such information on the Company’s website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the sections entitled “Executive Compensation” in the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 17, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the section entitled “Principal and Management Stockholders” in the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 17, 2004.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the section entitled “Certain Relationships and Transactions” in the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held August 17, 2004.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our proxy statement for the annual meeting to be held on August 17, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are included as part of this report:

(1) Financial Statements

The following consolidated financial statements are incorporated by reference to the Registrant’s 2004 Annual Report to Stockholders:

Reports of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of March 29, 2003 and March 27, 2004.

Consolidated Statements of Income for the three years ended March 27, 2004.

Consolidated Statements of Stockholders’ Equity for the three years ended March 27, 2004.

Consolidated Statements of Cash Flows for the three years ended March 27, 2004.

Notes to Consolidated Financial Statements.

(3) Listing of Exhibits

Exhibits
3.1.	-	Articles of Organization (1)

3.2.	-	Amendment to Articles of Organization (1)

3.3.	-	Second Amendment to Articles of Organization (1)

3.4.	-	Bylaws (1)

4.1.	-	Specimen Share Certificate (1)

10.1.+	-	1996 Stock Plan adopted by Boston Acoustics, Inc. on February 20, 1996, as amended (2)

10.2.+	-	1997 Stock Plan adopted by Boston Acoustics, Inc. on May 28, 1997, as amended (3)

10.4.	-	Amended and Restated Loan Agreement dated as of May 1, 2002 between Boston Acoustics, Inc. and Citizens Bank of Massachusetts. (4)

10.5.	-	Amended and Restated Revolving Credit Note dated as of May 1, 2002 in the amount of $25,000,000 made by Boston Acoustics, Inc. payable to the order of Citizens Bank of Massachusetts. (5)

13. *	-	2004 Annual Report to Shareholders

21.*	-	Subsidiaries of the Registrant (2)

23.1 *	-	Consent of Independent Registered Public Accounting Firm

31.1 *	-	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	-	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	-	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	-	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	-	“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995 (6)

*	Indicates an exhibit which is filed herewith.
+	Indicates an exhibit which constitutes an executive compensation plan.
(1)	Incorporated by reference to the similarly numbered exhibits in Part II of the Company’s Registration Statement on Form S-1, File No. 33-9875.
(2)	Incorporated by reference to the similarly numbered exhibit in Item 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 1997.
(3)	Incorporated by reference to Exhibit 4.1. to the Company’s Registration Statement on Form S-8, File No. 333-84714.
(4)	Incorporated by reference to Exhibit 10.L. to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 1998.
(5)	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002.
(6)	Incorporated by reference to the similarly numbered exhibit in Item 14 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 1996.

(b) Reports on Form 8-K

During the fiscal quarter ended March 27, 2004, the Company filed one Report on Form 8-K. The Report, which was filed on March 15, 2004, reported under Item 5 that the Company had issued a press release announcing that one of the Company’s retail dealers had notified the Company that it would reduce annual purchases by approximately fifty percent.

(c) The following exhibits are filed herewith:

Exhibits
13. *	-	2004 Annual Report to Shareholders

21.*	-	Subsidiaries of the Registrant

23.1 *	-	Consent of Independent Registered Public Accounting Firm

31.1 *	-	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	-	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	-	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	-	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on the 12th day of July 2004.

BOSTON ACOUSTICS, INC.
(Registrant)

BY:	s/ Andrew G. Kotsatos
Andrew G. Kotsatos
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacities	Date

s/ Andrew G. Kotsatos Andrew G. Kotsatos	Director, Chairman of the Board and Treasurer	7/12/04

s/ Moses A. Gabbay Moses A. Gabbay	Director, President and Chief Executive Officer	7/12/04

s/ Debra A. Ricker-Rosato Debra A. Ricker-Rosato	Vice President and Chief Accounting Officer	7/12/04

s/ David E. Bell David E. Bell	Director	7/12/04

s/ E. William Boehmler E. William Boehmler	Director	7/12/04

s/ George J. Markos George J. Markos	Director	7/12/04

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on the 12th day of July 2004.

BOSTON ACOUSTICS, INC.
(Registrant)

BY:
Andrew G. Kotsatos
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacities	Date

Andrew G. Kotsatos	Director, Chairman of the Board and Treasurer	7/12/04

Moses A. Gabbay	Director, President and Chief Executive Officer	7/12/04

Debra A. Ricker-Rosato	Vice President and Chief Accounting Officer	7/12/04

David E. Bell	Director	7/12/04

E. William Boehmler	Director	7/12/04

George J. Markos	Director	7/12/04