Form 10-Q
period 2004-06-26
BOSTON ACOUSTICS INC
filed 2004-08-10
CIK 805268

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2004

or

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

There were 4,166,845 shares of Common Stock issued and outstanding as of August 10, 2004.

Boston Acoustics, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Boston Acoustics, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

	March 27, 2004	June 26, 2004
Current Assets:

Cash and cash equivalents	$7,552,054	$7,517,713
Accounts receivable, net of allowance for doubtful accounts of approximately $582,000 and $586,000 at March 27, 2004 and June 26, 2004, respectively	8,202,044	8,434,948
Inventories	12,240,838	11,705,370
Deferred income taxes	2,492,000	2,492,000
Prepaid income taxes	480,000	471,000
Prepaid expenses and other current assets	956,142	831,070

Total current assets	31,923,078	31,452,101

Property and Equipment, at Cost:

Machinery and equipment	17,429,279	17,625,006
Building and improvements	8,795,567	8,795,567
Office equipment and furniture	5,902,487	5,911,806
Land	1,815,755	1,815,755
Motor vehicles	209,950	209,950

	34,153,038	34,358,084

Less-Accumulated depreciation and amortization	23,278,695	23,809,256

	10,874,343	10,548,828

Other Assets, Net

Other assets, net	754,710	757,209
Deferred income taxes	406,000	406,000

	$43,958,131	$43,164,138

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Balance Sheets

Liabilities and Stockholders’ Equity

	March 27, 2004	June 26, 2004
Current Liabilities:

Accounts payable	$7,322,535	$6,769,811
Accrued payroll and payroll-related expenses	523,234	684,366
Accrued income taxes	649,512	477,617
Dividends payable	354,182	354,182
Other accrued expenses	1,081,361	1,044,227
Current maturity of line of credit	309,394	9,477

Total current liabilities	10,240,218	9,339,680

Stockholders’ Equity:

Common stock, $.01 par value - Authorized — 8,000,000 shares Issued — 5,161,514 shares	51,615	51,615
Additional paid-in capital	1,789,689	1,789,689
Retained earnings	43,409,158	43,515,703

	45,250,462	45,357,007

Less-Treasury stock, 994,650 shares, at cost	11,532,549	11,532,549

Total stockholders’ equity	33,717,913	33,824,458

	$43,958,131	$43,164,138

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Statements of Income

	Three Months Ended
	June 28, 2003	June 26, 2004
Net sales	$12,597,197	$12,619,951

Cost of goods sold	8,017,458	7,131,958

Gross profit	4,579,739	5,487,993

Selling and marketing expenses	2,141,390	2,619,638

General and administrative expenses	1,111,307	1,030,172

Engineering and development expenses	1,119,561	1,206,654

Total operating expenses	4,372,258	4,856,464

Income from operations	207,481	631,529

Interest income	23,043	13,887
Interest expense	(7,937)	(7,986)
Other income	92,200	46,297

Income before provision for income taxes	314,787	683,727

Provision for income taxes	99,000	223,000

Net income	$215,787	$460,727

Net income per share
Basic	$.05	$.11

Diluted	$.05	$.11

Weighted-average common shares outstanding (Note 4):
Basic	4,400,276	4,166,845
Diluted	4,400,372	4,190,446

Dividends per share	$.085	$.085

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended
	June 28, 2003	June 26, 2004
Operating activities
Net income	$215,787	$460,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	573,212	530,561
Charge related to conversion of full recourse notes and forgiveness of subscription receivable	29,042	—
Provision for bad debt	27,349	2,753
Changes in assets and liabilities:
Accounts receivable	(1,475,586)	(235,657)
Inventories	1,831,218	535,468
Prepaid expenses and other current assets	25,349	134,072
Accounts payable	(706,722)	(552,724)
Accrued payroll and other accrued expenses	(160,035)	(47,897)

Net cash provided by operating activities	359,614	827,303

Investing activities
Purchases of property and equipment	(338,579)	(205,046)
Increase in other assets	(12,751)	(2,499)

Net cash used in investing activities	(351,330)	(207,545)

Financing activities
Net payments on line of credit	—	(299,917)
Dividends paid	(374,136)	(354,182)

Net cash used in financing activities	(374,136)	(654,099)

Net decrease in cash and cash equivalents	(365,852)	(34,341)

Cash and cash equivalents, beginning of period	6,941,222	7,552,054

Cash and cash equivalents, end of period	$6,575,370	$7,517,713

Supplemental Disclosure of Noncash Financing and Investing Activities
Dividends payable	$373,286	$354,182

Partial forgiveness of recourse notes	$90,443	$—

Conversion of recourse notes into non-recourse notes	$140,474	$—

Decrease in minority interest in foreign subsidiary	$(13,329)	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$912	$255,250

Cash paid for interest	$7,937	$7,986

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by Boston Acoustics, Inc. and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three-month period ended June 26, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report included in its Form 10-K for fiscal year ended March 27, 2004.

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

The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 and Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure for all stock options granted to employees of the Company for the three-month periods ended June 28, 2003 and June 26, 2004, respectively, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

Pro forma disclosure. The pro forma effect on the Company’s financial statements of applying SFAS No. 123 for all options to purchase common stock of the Company would be as follows:

	For the three months ended
	June 28, 2003	June 26, 2004
Net income, as reported	$215,787	$460,727
Less: fair value of employee stock-based compensation awards	228,903	90,192

Pro forma net income (loss)	$(13,116)	$370,535

Basic and diluted net income per share:
As reported	$0.05	$0.11

Pro forma	$—	$0.09

(3) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 27, 2004	June 26, 2004
Raw materials	$2,017,295	$2,421,571
Work-in-process	1,244,599	999,534
Finished goods	8,978,944	8,284,265

	$12,240,838	$11,705,370

Work-in-process and finished goods inventories consist of purchased components and finished products purchased from third party suppliers and raw materials, labor and manufacturing overhead.

(4) Net Income Per Common Share

Net income per share is based upon the weighted-average number of shares and share equivalents outstanding each year. For the three-month periods ended June 26, 2004 and June 28, 2003, 127,338 and 601,127 options respectively, have been excluded from the weighted-average number of common and dilutive potential shares outstanding, as their effect would be antidilutive.

The computation of basic and diluted shares outstanding is as follows:

	For the three months ended
	June 28, 2003	June 26, 2004
Basic weighted-average common shares outstanding	4,400,276	4,166,845
Dilutive effect of assumed exercise of stock options	96	23,601

Weighted-average common shares outstanding assuming dilution	4,400,372	4,190,446

(5) Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 104, Revenue Recognition (SAB 104).

Revenue is recognized when products are delivered to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is probable.

At the time of revenue recognition, the Company provides reserves for various sales rebates, timely pay discounts, and freight reserves.

The Company charges many of its customers shipping and freight costs related to the delivery of its products. Accordingly, the Company follows the provisions of Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Amounts charged to customers are included in net sales in the accompanying consolidated statements of income. The related shipping and handling costs are recorded in cost of sales in the accompanying consolidated statements of income.

The Company also follows the provisions of EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company offers cooperative advertising and other similar programs to its largest customers whereby the customers can earn sales credits for approved advertisements involving the Company’s products. The Company records these credits as an adjustment to the selling price of its products. For the three-month periods ending June 26, 2004 and June 28, 2003, cooperative advertising and other similar credits included as sales adjustments were approximately $116,000 and $527,000, respectively.

(6) Significant Customers and Concentration of Credit Risk

	Net Sales for the Three Months Ended		Accounts Receivable as of
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Customer A	23%	31%	29%	40%
Customer B	16%	*	18%		*
Customer C	*	15%	*		*

*	Customer does not exceed 10% of net sales or accounts receivable.

(7) Segment Reporting

In certain previous periods we managed our business in two operating segments: Core and OEM/Multimedia. Inasmuch as there has been a significant decline in our multimedia business, we now manage our business as a single operating segment. Manufacturing processes are largely the same for all product lines. Our chief operating decision makers use consolidated results to make operating and strategic decisions.

Three months ended June 28, 2003	Core	OEM and Multimedia	Total
Net sales	$10,644,541	$1,952,656	$12,597,197
Gross profit	$4,223,709	$356,030	$4,579,739

(8) International Operations

The Company maintains sales concentrations in Europe, Canada and Asia/Pacific Rim, in addition to distributing product through three foreign subsidiaries. Export sales accounted for approximately 19% and 16% of net sales for the three-month periods ended June 26, 2004 and June 28, 2003, respectively.

(9) Warranty Costs

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

Total
Warranty reserve as of March 27, 2004	$250,000
Plus: amounts accrued related to new sales	22,000
Less: amounts charged against warranty reserve	(22,000)

Warranty reserve as of June 26, 2004	$250,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month periods ended June 28, 2003 and June 26, 2004 expressed as percentages of net sales.

	Three Months Ended
	June 28, 2003	June 26, 2004
Net sales	100.0%	100.0%

Cost of goods sold	63.6	56.5

Gross profit	36.4	43.5

Selling and marketing expenses	17.0	20.7

General and administrative expenses	8.8	8.2

Engineering and development expenses	8.9	9.6

Total operating expenses	34.7	38.5

Income from operations	1.7	5.0

Interest income (expense), net	0.1	—

Other income	0.7	0.4

Income before provision for income taxes	2.5	5.4

Provision for income taxes	0.8	1.7

Net income	1.7%	3.7%

Net sales are net after deductions from revenue for various sales rebates, timely pay discounts, and freight reserves.

Cost of goods sold consists of purchased components and finished products purchased from third party suppliers and raw materials, direct labor, freight, and indirect costs associated with the Company’s manufacturing operations.

Selling and marketing expenses include payroll and payroll-related costs, sales commissions, as well as corporate advertising and literature costs associated with the sale and marketing of the Company’s products.

General and administrative expenses include management and administrative payroll and all other expenses associated with the Company’s operations outside of manufacturing, research and development, and sales and marketing, and include professional services, consulting arrangements, and investor relations expenditures.

Engineering and development expenses include payroll and payroll-related expenses attributed to the design and enhancement of existing products along with the creation of new products; associated expenses include supplies, samples, test equipment, and inventory consumed.

Net sales increased slightly from approximately $12,597,000 during the first quarter of fiscal 2004 to approximately $12,620,000 during the first quarter of fiscal 2005. During the quarter, the Company, in partnership with Visteon Corporation, continued ramping up shipments of its premium audio systems to the Chrysler Group. In April 2004, the Company began delivery of automotive systems for the Dodge Magnum vehicles in addition to continuing delivery of systems for the Chrysler 300 vehicles, which began in January 2004. In addition, the current quarter sales reflect increases in the custom product category of speaker systems, as well as, double digit growth in sales to the Company’s international distributors. Sales of multimedia speaker systems previously reported as a separate operating segment were insignificant for the three months ended June 26, 2004 and are expected to be immaterial in fiscal 2005.

During the three-month period ended June 26, 2004, the Company introduced five new Voyager® loudspeaker models to the Company’s acclaimed Voyager series of high-performance outdoor products replacing four discontinued models. The Voyager 4, Voyager 5, Voyager 6, Voyager 7 and Voyager Metro, have suggested retails of $109.95, $149.95, $199.95, $299.95, and $299.95 each respectively. Introductions of upgraded versions of existing product offerings, while permitting the Company to remain competitive, are not likely to result in significant increases in revenue over the long term.

The Company’s gross margin for the three-month period ended June 26, 2004 increased as a percentage of net sales from 36.4% to 43.5% due primarily to a larger portion of total sales being derived from product categories that reflect higher margins as compared to the same period a year ago.

Total operating expenses increased as a percentage of net sales and in absolute dollars by approximately $484,000 during the three-month period ended June 26, 2004, as compared to the corresponding period a year ago. Selling and marketing expenses have increased in absolute dollars (approximately $478,000) primarily due to increases in marketing consulting and outside services (approximately $202,000), advertising and literature costs (approximately $90,000), sales commission expenses (approximately $139,000) and payroll and payroll-related expenses (approximately $37,000), as compared to the same period a year ago. General and administrative expenses decreased in absolute dollars (approximately $81,000) due to a decrease in audit and tax consulting fees (approximately $52,000), and a decrease in depreciation expense (approximately $30,000), as compared to the same three-month period a year ago. Engineering and development expenses have increased in absolute dollars (approximately $87,000) due to increases in consulting fees and outside services (approximately $75,000), and travel expenses (approximately $17,000), as compared to the corresponding period in fiscal 2004.

The Company posted net interest income of approximately $6,000 for the three-month period ended June 26, 2004 compared to approximately $15,000 for the corresponding period last year. The decrease is primarily the result of the forgiveness of interest-bearing promissory notes related to stock option exercises to certain of its employees during fiscal 2004 and lower interest rates during the three-month period ended June 26, 2004.

The Company’s effective income tax rate increased to 32.6% for the three-month period ended June 26, 2004 from 31.4% for the three-month period ended June 28, 2003. The increase in the Company’s effective income tax rate for fiscal 2005 is the result of both lower research tax credits as compared to the previous period and small operating losses at the Company’s foreign subsidiaries that could not be benefited.

The Company posted net income of approximately $461,000 for the three-month period ended June 26, 2004 as compared to approximately $216,000 for the same period a year ago, while diluted earnings per share were $.11 per share compared to $.05 for the same period a year ago. The increase is primarily attributable to the reduction in cost of sales partially offset by the increase in operating expenses during the quarter.

Liquidity and Capital Resources

As of June 26, 2004, the Company’s working capital was approximately $22,112,000, an increase of $430,000 since the end of fiscal 2004. The increase in working capital was due to an increase in accounts receivable offset by decreases in accounts payable, current maturity of line of credit and inventory. The Company’s cash and cash equivalents were approximately $7,518,000 at June 26, 2004, a decrease of $34,000 since March 27, 2004. Current liabilities decreased by approximately $901,000 due to a decrease in accounts payable and current maturity of line of credit that was paid during the three-month period. The Company has two lines of credit with two U.S. banking institutions totaling $26,500,000. At June 26, 2004, the Company did not have any borrowings under either of these USD lines of credit. One foreign subsidiary, which has a Euro denominated working capital line of credit had approximately $9,000 outstanding at June 26, 2004.

Given the Company’s historical profitability and its ability to manage expenses, the Company believes that its current resources are adequate to meet its requirements for working capital and capital expenditures through the foreseeable future.

Significant Customers

For the three-month period ending June 26, 2004, net sales to an OEM/Multimedia customer, which in previous periods was reported as a separate operating segment, were approximately $106,000. The Company expects this customer and related operating segment to be immaterial during fiscal 2005. The Company’s management has taken steps (including pursuit of additional OEM customers, expansion of the Company’s aftermarket automotive products offerings and renewed efforts to increase sales of the Company’s traditional products), which it believes will mitigate the consequences of the decrease in business from this customer. One customer accounted for approximately 23% of the Company’s net sales for the three-month period ended June 26, 2004 as compared to 31% of net sales for the corresponding period a year ago. In March 2004 the Company announced that this particular customer would be reducing its annual purchases by approximately 50% beginning in May 2004. In addition to its strategy of expanding the Company’s product offerings, management believes its efforts to enlarge and diversify its customer base for all products will offset the decrease in business with this one customer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a) Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of June 26, 2004, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are considered cash equivalents and consist of money market accounts. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

(b) Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

For the three-month periods ended June 26, 2004 and June 28, 2003, foreign currency translations gains were approximately $46,000 and $92,000, respectively, as a result of consolidating the foreign currencies of the Company’s subsidiaries. During the three-month period ended June 26, 2004, the Company did not engage in any foreign currency hedging activities.

Item 4. Controls and Procedures

a.)	Evaluation of disclosure controls and procedures. Based on their evaluation of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of a date within 45 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s President and CEO (principal executive officer) and the Company’s Vice President - Finance (principal financial officer) have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.)	Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 26, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed herewith:

Exhibit 31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The Company filed the following Reports on Form 8-K during the quarter ended June 26, 2004:

Form 8-K, Item 5, 6 and 7, May 26, 2004, Reporting of resignation and restructuring of the Company’s Board of Directors

Form 8-K, Item 5 and 7, June 18, 2004, Reporting release of the Company’s earnings report for the quarter ended March 27, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Acoustics, Inc.
Registrant

Date: August 10, 2004	By:	/s/ Andrew G. Kotsatos
Andrew G. Kotsatos
Director, Chairman of the Board
and Treasurer

Date: August 10, 2004	By:	/s/ Moses A. Gabbay
Moses A. Gabbay
Director, President and Chief
Executive Officer

Date: August 10, 2004	By:	/s/ Debra A. Ricker-Rosato
Debra A. Ricker-Rosato
Vice President and
Chief Accounting Officer