Form 10-Q
period 2004-09-25
BOSTON ACOUSTICS INC
filed 2004-11-09
CIK 805268

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2004

or

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

There were 4,176,845 shares of Common Stock issued and outstanding as of November 9, 2004.

Boston Acoustics, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Boston Acoustics, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

	March 27, 2004	September 25, 2004
Current Assets:
Cash and cash equivalents	$7,552,054	$7,845,192
Accounts receivable, net of allowance for doubtful accounts of approximately $582,000 and $561,000 at March 27, 2004 and September 25, 2004, respectively	8,202,044	8,411,901
Inventories	12,240,838	12,305,735
Deferred income taxes	2,492,000	2,492,000
Prepaid income taxes	480,000	471,000
Prepaid expenses and other current assets	956,142	978,683

Total current assets	31,923,078	32,504,511

Property and Equipment, at Cost:

Machinery and equipment	17,429,279	18,028,196
Building and improvements	8,795,567	8,795,567
Office equipment and furniture	5,902,487	5,958,070
Land	1,815,755	1,815,755
Motor vehicles	209,950	209,950

	34,153,038	34,807,538

Less-Accumulated depreciation and amortization	23,278,695	24,395,449

	10,874,343	10,412,089

Other Assets, Net

Other assets, net	754,710	783,828
Deferred income taxes	406,000	406,000

	$43,958,131	$44,106,428

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Balance Sheets

Liabilities and Stockholders’ Equity

	March 27, 2004	September 25, 2004
Current Liabilities:

Accounts payable	$7,322,535	$7,839,069
Accrued payroll and payroll-related expenses	523,234	671,297
Accrued income taxes	649,512	365,195
Dividends payable	354,182	354,182
Other accrued expenses	1,081,361	1,083,833
Current maturity of line of credit	309,394	82,367

Total current liabilities	10,240,218	10,395,943

Stockholders’ Equity:

Common stock, $.01 par value -
Authorized — 8,000,000 shares
Issued — 5,161,514 and 4,166,864 shares at March 27, 2004 and September 25, 2004, respectively	51,615	41,668
Additional paid-in capital	1,789,689	1,355,155
Retained earnings	43,409,158	32,313,662

	45,250,462	33,710,485

Less-Treasury stock, 994,650 and 0 shares at cost, at March 27, 2004 and September 25, 2004, respectively	11,532,549	—

Total stockholders’ equity	33,717,913	33,710,485

	$43,958,131	$44,106,428

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	September 27, 2003	September 25, 2004	September 27, 2003	September 25, 2004
Net sales	$13,110,912	$12,250,511	$25,708,109	$24,870,462
Cost of goods sold	8,269,544	7,170,807	16,287,002	14,302,765

Gross profit	4,841,368	5,079,704	9,421,107	10,567,697

Selling and marketing expenses	2,300,302	2,512,979	4,441,692	5,132,617
General and administrative expenses	1,090,687	1,083,468	2,201,994	2,113,640
Engineering and development expenses	1,094,608	1,080,046	2,214,169	2,286,700

Total operating expenses	4,485,597	4,676,493	8,857,855	9,532,957

Income from operations	355,771	403,211	563,252	1,034,740

Interest income	40,834	17,282	63,877	31,169
Interest expense	(7,936)	(7,986)	(15,873)	(15,972)
Other income (expense)	(93,937)	(24,298)	(1,737)	21,999

Income before provision for income taxes	294,732	388,209	609,519	1,071,936

Provision for income taxes	158,000	148,000	257,000	371,000

Net income	$136,732	$240,209	$352,519	$700,936

Net income per share:
Basic	$.03	$.06	$.08	$.17

Diluted	$.03	$.06	$.08	$.17

Weighted-average common shares outstanding (Note 4):
Basic	4,330,476	4,166,845	4,366,915	4,166,845
Diluted	4,375,892	4,208,339	4,383,710	4,199,574

Dividends per share	$.085	$.085	$.17	$.17

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended
	September 27, 2003	September 25, 2004
Operating activities
Net income	$352,519	$700,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,377,954	1,116,754
Deferred income taxes	293,000	—
Charge related to conversion of full recourse notes and forgiveness of subscription receivable	29,042	—
Provision for bad debt	4,240	(17,850)
Changes in assets and liabilities:
Accounts receivable	(511,755)	(192,007)
Inventories	1,865,340	(64,897)
Prepaid expenses and other current assets	530,897	(13,541)
Accounts payable	361,000	516,534
Accrued payroll and other accrued expenses	58,836	(133,782)

Net cash provided by operating activities	4,361,073	1,912,147

Investing activities
Purchases of property and equipment	(855,377)	(654,500)
Increase in other assets	(20,676)	(29,118)

Net cash used in investing activities	(876,053)	(683,618)

Financing activities
Net payments on line of credit	—	(227,027)
Purchase of treasury stock	(3,271,386)	—
Dividends paid	(747,422)	(708,364)

Net cash used in financing activities	(4,018,808)	(935,391)

Net increase (decrease) in cash and cash equivalents	(533,788)	293,138

Cash and cash equivalents, beginning of period	6,941,222	7,552,054

Cash and cash equivalents, end of period	$6,407,434	$7,845,192

Supplemental Disclosure of Noncash Financing and Investing Activities
Dividends payable	$349,936	$354,182

Partial forgiveness of recourse notes	$90,443	$—

Conversion of recourse notes into non-recourse notes	$140,474	$—

Decrease in minority interest in foreign subsidiary	$(15,397)	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,912	$515,750

Cash paid for interest	$15,873	$15,972

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by Boston Acoustics, Inc. and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and six-month periods ended September 25, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report included in its Form 10-K for fiscal year ended March 27, 2004.

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

The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, for all stock options granted to employees of the Company for the three and six-month periods ended September 27, 2003 and September 25, 2004, respectively, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

Pro forma disclosure. The pro forma effect on the Company’s financial statements of applying SFAS No. 123 for all options to purchase common stock of the Company would be as follows:

	For the three months ended
	September 27, 2003	September 25, 2004
Net income, as reported	$136,732	$240,209
Less: fair value of all employee stock-based compensation awards	346,791	90,192

Pro forma net income (loss)	$(210,059)	$150,017

Basic and diluted net income (loss) per share:
As reported	$0.03	$0.06

Pro forma	$(0.05)	$0.04

	For the six months ended
	September 27, 2003	September 25, 2004
Net income, as reported	$352,519	$700,936
Less: fair value of all employee stock-based compensation awards	685,315	180,384

Pro forma net income (loss)	$(332,796)	$520,552

Basic and diluted net income (loss) per share:
As reported	$0.08	$0.17

Pro forma	$(0.08)	$0.12

(3) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 27, 2004	September 25, 2004
Raw materials	$2,017,295	$3,397,658
Work-in-process	1,244,599	1,199,245
Finished goods	8,978,944	7,708,832

	$12,240,838	$12,305,735

Work-in-process and finished goods inventories consist of purchased components and finished products purchased from third party suppliers and raw materials, labor and manufacturing overhead.

(4) Net Income Per Common Share

Net income per share is based upon the weighted-average number of shares and share equivalents outstanding each year. For the three-month and six-month periods ended September 25, 2004, there were 100,250 and 105,250 options, respectively, that have been excluded from the weighted-average number of common and dilutive potential shares outstanding, as their effect would be anti-dilutive. For the three-month and six-month periods ended September 27, 2003, there were 240,587 and 431,525 options, respectively, that have been excluded from the weighted-average number of common and dilutive potential shares outstanding, as their effect would be anti-dilutive.

The computation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:

	Three Months Ended		Six Months Ended
	September 27, 2003	September 25, 2004	September 27, 2003	September 25, 2004
Basic weighted-average common shares outstanding	4,330,476	4,166,845	4,366,915	4,166,845

Dilutive effect of assumed exercise of stock options	45,416	41,494	16,795	32,729

Weighted-average common shares outstanding assuming dilution	4,375,892	4,208,339	4,383,710	4,199,574

(5) Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 104, Revenue Recognition (SAB 104).

Revenue is recognized when products are delivered to customers, provided that there are no uncertainties regarding customer acceptance, there is persuasive evidence of an arrangement, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.

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

The Company also follows the provisions of EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company offers cooperative advertising and other similar programs to its largest customers whereby the customers can earn sales credits as an adjustment to the selling price of its products. For the three-month periods ended September 25, 2004 and September 27, 2003, cooperative advertising and other similar credits included as sales adjustments were approximately $228,000 and $570,000, respectively. For the six-month periods ended September 25, 2004 and September 27, 2003, cooperative advertising and other similar credits included as sales adjustments were approximately $344,000 and $1,097,000, respectively.

(6) Significant Customers and Concentration of Credit Risk

	Net Sales for the Three Months Ended			Net Sales for the Six Months Ended
	September 25, 2004		September 27, 2003	September 25, 2004	September 27, 2003
Customer A		*	32%	15%	32%
Customer B	24%		*	20%	*
Customer C		*	15%	*	15%

*	Customer does not exceed 10% of net sales.

	Accounts Receivable as of
	March 27, 2004	September 25, 2004
Customer A	30%	10%
Customer B	15%	32%
Customer C	*	*

*	Customer does not exceed 10% accounts receivable.

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

(8) International Operations

The Company maintains sales concentrations in Europe, Canada, and Asia/Pacific Rim, in addition to distributing product through three foreign subsidiaries. Export sales accounted for approximately 21% and 17% of net sales for the three-month periods ended September 25, 2004 and September 27, 2003, respectively. For the six-month periods ended September 25, 2004 and September 27, 2003, export sales accounted for approximately 20% and 16% of net sales, respectively.

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

Total
Warranty reserve as of March 27, 2004	$250,000
Plus: amounts accrued related to new sales	40,000
Less: amounts charged against warranty reserve	(40,000)

Warranty reserve as of September 25, 2004	$250,000

(10) Recent Accounting Pronouncements

In October 2004, the FASB concluded that the proposed standard, FASB 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 (“FASB 123R”), which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), not FASB 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required and early adoption of FASB 123R is encouraged. The FASB is planning on issuing the final statement in December 2004. The Company is in the process of determining the impact of this standard on its results of operations.

(11) Stockholders’ Equity

Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. As a result, Chapter 156D eliminates the concept of “treasury shares” and provides that shares reacquired by a company become “authorized but unissued” shares. Accordingly, at September 25, 2004, the Company has redesignated its existing treasury shares, at an aggregate cost of $11,532,549 as authorized but unissued and has allocated this amount to the common stock par value, additional paid in capital and retained earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the results of operations for the three-month and six-month periods ended September 27, 2003 and September 25, 2004 expressed as percentages of net sales.

	Three Months Ended		Six Months Ended
	September 27, 2003	September 25, 2004	September 27, 2003	September 25, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.1	58.5	63.4	57.5

Gross profit	36.9	41.5	36.6	42.5

Selling and marketing expenses	17.6	20.5	17.3	20.6
General and administrative expenses	8.3	8.8	8.5	8.5
Engineering and development expenses	8.3	8.8	8.6	9.2

	34.2	38.1	34.4	38.3

Income from operations	2.7	3.4	2.2	4.2
Interest income (expense), net	0.2	0.0	0.2	0.0
Other income (expense)	(0.7)	(0.2)	0.0	0.1

Income before provision for income taxes	2.2	3.2	2.4	4.3
Provision for income taxes	1.2	1.2	1.0	1.5

Net income	1.0%	2.0%	1.4%	2.8%

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

Net sales for the second quarter decreased 7%, to approximately $12,251,000 for the current fiscal period as compared to approximately $13,111,000 for the same period a year ago. For the six-month period ended September 25, 2004, net sales decreased 3% to approximately $24,870,000 as compared to approximately $25,708,000 during fiscal 2004. During the three-month and six-month periods ended September 25, 2004, the Company, in partnership with Visteon Corporation, ramped up its shipments of premium audio systems to the Chrysler Group. In April 2004, the Company began delivery of automotive systems for the Dodge Magnum vehicles in addition to continuing delivery of systems for the Chrysler 300 vehicles, which began in January 2004. During the three-month period ended September 25, 2004, initial shipment of audio systems for Chrysler’s 2005 Jeep Grand Cherokee family of vehicles commenced. Net sales for the three-month and six-month periods ended September 25, 2004 reflect double-digit growth in sales to the Company’s international distributors. Sales of multimedia speaker systems previously reported as a separate operating segment were insignificant for the three-month and six-month periods ended September 25, 2004 and are expected to be immaterial in fiscal 2005.

During the quarter, the Company introduced its newest ProSeries car after-market speaker systems. The Pro50 and Pro60, each with a suggested retail of $599.95 per pair, are two-way car component systems that replaced the existing ProSeries line of products. Adding to the premium SL car speaker line, was the introduction of the SL60 high performance two-way car component system during the quarter. The SL60 has a suggested retail of $329.95 per pair. Introductions or upgraded versions of existing product offerings, while permitting the Company to remain competitive, are not likely to result in significant increases in revenue over the long term, because they are replacing products that are being phased out.

Initial shipments of the Company’s Avidea™ 770 Home Theater System commenced during the quarter. This totally integrated system includes a uniquely intelligent control center, six high performance compact speakers, powered subwoofer and intuitive, LCD touchscreen remote control. The suggested retail price is $3,999 for the system.

The Company’s overall gross margin for the three-month period ended September 25, 2004 increased from 36.9% to 41.5% as compared to the same period a year ago. For the six-month period ended September 25, 2004, gross margin increased to 42.5% from 36.6% for the same period last year. The increases for both the three-month and six-month periods were primarily due to a larger portion of total sales being derived from product categories that reflect higher margins as compared to the same periods a year ago and continued improvement in operational efficiencies.

Total operating expenses increased as a percentage of net sales and in absolute dollars by approximately $191,000 for the three-month period and approximately $675,000 for the six-month period ended September 25, 2004 as compared to the corresponding periods a year ago. Selling and marketing expenses have increased in absolute dollars (approximately $213,000 and $691,000) for the three-month and six-month period ended September 25, 2004 as compared to the same periods a year ago. Increases in marketing consulting and outside services (approximately $149,000 and $351,000), corporate advertising and literature expenses (approximately $160,000 and $159,000) and sales commission expenses (approximately $55,000 and $194,000) as compared to the same periods a year ago were offset by a decrease during the second quarter for expenses relating to marketing displays and promotions (approximately $114,000). General and administrative expenses remained relatively stable as a percentage of net sales while decreasing in absolute dollars (approximately $7,000 and $88,000) for the three-month and six-month periods, respectively, due to a decrease in overall audit and tax consulting fees (approximately $29,000 and $81,000). Engineering and development expenses have decreased in absolute dollars (approximately $15,000) while remaining relatively constant as a percentage of net sales for the three-month period. For the six-month periods, engineering and development expenses have increased both as a percentage of net sales and in absolute dollars (approximately $73,000) due to an increase in consulting fees and outside services (approximately $105,000) partially offset by decreases in depreciation expense (approximately $18,000), and R&D supplies (approximately $17,000) as compared to the corresponding period in fiscal 2004.

The Company posted net interest income of approximately $9,000 for the three-month period ended September 25, 2004 compared to approximately $33,000 for the corresponding period last year. For the six-month period ended September 25, 2004, the Company reported net interest income of approximately $15,000 compared to approximately $48,000 for the same period a year ago. The decrease is the result of interest income of approximately $25,000 received a year ago as a result of amended tax returns filed to reflect research and development tax credits identified for previous fiscal years.

The Company’s overall effective tax rate for the three-month period ended September 25, 2004 decreased to 38.1% from 53.6% for the corresponding period a year ago. The Company’s overall effective income tax rate decreased to 34.6% for the six-month period ended September 25, 2004 as compared to 42.2% for the six-month period ended September 27, 2003. The effective income tax rate for the three-month and six-month periods ended September 27, 2003 were unusually high as a result of operating losses at the Company’s foreign subsidiaries that could not be benefited. The effective tax rate on U.S. operations during both the three-month and six-month periods ended September 25, 2004 was 31.0% as compared to 30.5% for the three-month and six-month periods ended September 27, 2003, respectively.

Net income for the second quarter of fiscal 2005 increased from approximately $137,000 in fiscal 2004 to approximately $240,000 while diluted earnings per share increased from $.03 to $.06 per share. Net income for the six-month period ended September 25, 2004 increased from approximately $353,000 in fiscal 2004 to approximately $701,000 in fiscal 2005, while diluted earnings per share increased from $.08 to $.17 per share. The increase is primarily attributable to the increase in gross profit and partially offset by the increase in operating expenses during the three-month and six-month periods ended September 25, 2004.

Liquidity and Capital Resources

As of September 25, 2004, the Company’s working capital was approximately $22,109,000, an increase of approximately $426,000 since the end of fiscal 2004. The Company’s cash and cash equivalents were approximately $7,845,000 at September 25, 2004, an increase of approximately $293,000 from March 27, 2004. Current assets increased by approximately $581,000 due to an increase in cash and cash equivalents and accounts receivable. Current liabilities increased by approximately $156,000 due to an increase in accounts payable and accrued payroll and payroll-related expenses offset by a decrease in accrued income taxes and a foreign subsidiary’s decrease in working capital line of credit. The Company has two lines of credit with two U.S. banking institutions totaling $26,500,000. At September 25, 2004, the Company did not have any borrowings under either of these USD lines of credit. One foreign subsidiary, which has a Euro denominated working capital line of credit, had approximately $82,000 outstanding at September 25, 2004.

Given the Company’s historical profitability and its ability to manage expenses, the Company believes that its current resources are adequate to meet its requirements for working capital and capital expenditures through the foreseeable future.

Significant Customers

For the three-month period ending June 26, 2004, net sales to an OEM/Multimedia customer, which in previous periods was reported as a separate operating segment, were approximately $106,000. Because of the strategic phase out of OEM/Multimedia business, sales during the three-month period ended September 25, 2004 were insignificant and the Company expects this customer and related operating segment to be immaterial during fiscal 2005. The Company’s management has taken steps (including pursuit of additional OEM customers, expansion of the Company’s aftermarket automotive products offerings and renewed efforts to increase sales of the Company’s traditional products), which it believes will mitigate the consequences of the decrease in business from this customer. One customer accounted for less than 10% and approximately 15% of the Company’s net sales for the three-month and six-month periods ended September 25, 2004 respectively as compared to 32% of net sales for the corresponding periods a year ago. In March 2004 the Company announced that this particular customer would be reducing its annual purchases by approximately 50% beginning in May 2004. One customer accounted for approximately 24% and 20% for the three-month and six-month periods ended September 25, 2004 respectively as compared to less than 10% of net sales for the corresponding periods a year ago. In addition to its strategy of expanding the Company’s product offerings, management believes its efforts to enlarge and diversify its customer base for all products will offset the decrease in business with this one customer.

Critical Accounting Policies and Estimates

Critical accounting policies are those policies that affect our significant judgments and estimates used in preparation of our consolidated financial statements. We believe that our most critical accounting policies include revenue recognition, reserve for bad debts and other allowances, and inventory related reserves. For a more detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the fiscal year ended March 27, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a)	Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of September 25, 2004, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are considered cash equivalents and consist of money market accounts. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

(b)	Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

For the three-month periods ended September 25, 2004 and September 27, 2003, the Company recorded foreign currency translation losses of approximately $24,000 and $94,000, respectively. For the six-month period ended September 25, 2004, foreign currency translation gains were approximately $22,000 and for the six-month period ended September 27, 2003, foreign currency translation losses were approximately $2,000. During the three-month and six-month periods ended September 25, 2004, the Company did not engage in any foreign currency hedging activities.

Item 4. Controls and Procedures

a.)	Evaluation of disclosure controls and procedures. Based on their evaluation of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of a date within 45 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s President and CEO (principal executive officer) and the Company’s Vice President - Finance (principal financial officer) have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.)	Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 25, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Shareholders of the Company held on August 17, 2004, shareholders elected five Directors. Each Director is to serve until the next Annual Meeting of Shareholders and thereafter until his successor is elected and qualified.

Nominee	Votes “For”	Votes “Withheld”
Andrew G. Kotsatos	2,314,449	77,234
Moses A. Gabbay	2,314,449	77,234
David E. Bell	2,352,453	39,230
E. William Boehmler	2,290,453	101,230
George J. Markos	2,300,729	90,954

Shareholders also voted to ratify the action of the Audit Committee in selecting Ernst & Young LLP as auditors of the Company for the ensuing fiscal year. A total of 2,263,972 votes were cast in favor of the proposal, 124,411 votes were cast against, and there were 3,300 abstentions.

Item 5. Other Information

None

Item 6. Exhibits

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

Boston Acoustics, Inc.
Registrant

Date: November 9, 2004	By:	/s/ Andrew G. Kotsatos
Andrew G. Kotsatos
Director, Chairman of the Board and Treasurer

Date: November 9, 2004	By:	/s/ Moses A. Gabbay
Moses A. Gabbay
Director, President and Chief Executive Officer

Date: November 9, 2004	By:	/s/ Debra A. Ricker
Debra A. Ricker
Vice President and Chief Accounting Officer