Form 10-Q
period 2004-12-25
BOSTON ACOUSTICS INC
filed 2005-02-08
CIK 805268

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 25, 2004

or

☐	Transition Report pursuant Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 33-9875

BOSTON ACOUSTICS, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2662473
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

300 Jubilee Drive Peabody, Massachusetts	01960
(Address of Principal Executive Offices)	(Zip Code)

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

There were 4,178,512 shares of Common Stock issued and outstanding as of February 8, 2005.

Boston Acoustics, Inc.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Boston Acoustics, Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

	March 27, 2004	December 25, 2004
		(Unaudited)
Current Assets:

Cash and cash equivalents	$7,552,054	$7,392,250
Accounts receivable, net of allowance for doubtful accounts of approximately $582,000 and $597,000 at March 27, 2004 and December 25, 2004, respectively	8,202,044	12,176,113
Inventories	12,240,838	12,964,521
Deferred income taxes	2,492,000	2,492,000
Prepaid income taxes	480,000	72,000
Prepaid expenses and other current assets	956,142	902,556

Total current assets	31,923,078	35,999,440

Property and Equipment, at Cost:

Machinery and equipment	17,429,279	18,314,374
Building and improvements	8,795,567	8,795,567
Office equipment and furniture	5,902,487	6,066,308
Land	1,815,755	1,815,755
Motor vehicles	209,950	209,950

	34,153,038	35,201,954
Less-Accumulated depreciation and amortization	23,278,695	25,423,078

	10,874,343	9,778,876

Other Assets, Net

Other assets, net	754,710	786,326
Deferred income taxes	406,000	406,000

	$43,958,131	$46,970,642

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Balance Sheets

Liabilities and Stockholders’ Equity

	March 27, 2004	December 25, 2004
		(Unaudited)
Current Liabilities:

Accounts payable	$7,322,535	$8,274,232
Accrued payroll and payroll-related expenses	523,234	742,006
Accrued income taxes	649,512	574,851
Dividends payable	354,182	355,174
Other accrued expenses	1,081,361	1,521,276
Current maturity of line of credit	309,394	183,224

Total current liabilities	10,240,218	11,650,763

Stockholders’ Equity:

Common stock, $.01 par value-
Authorized — 8,000,000 shares Issued — 5,161,514 and 4,178,531 shares at March 27, 2004 and December 25, 2004, respectively	51,615	41,785
Additional paid-in capital	1,789,689	1,501,232
Retained earnings	43,409,158	33,776,862

	45,250,462	35,319,879
Less-Treasury stock, 994,650 and 0 shares at cost, at March 27, 2004 and December 25, 2004, respectively	11,532,549	—

Total stockholders’ equity	33,717,913	35,319,879

	$43,958,131	$46,970,642

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2003	December 25, 2004	December 27, 2003	December 25, 2004
Net sales	$15,377,307	$17,899,510	$41,085,416	$42,769,972
Cost of goods sold	8,828,722	10,200,084	25,115,724	24,502,849

Gross profit	6,548,585	7,699,426	15,969,692	18,267,123

Selling and marketing expenses	2,804,028	3,011,942	7,245,720	8,144,559
General and administrative expenses	1,392,165	1,208,632	3,594,159	3,322,272
Engineering and development expenses	1,186,143	1,170,919	3,400,312	3,457,619

Total operating expenses	5,382,336	5,391,493	14,240,191	14,924,450

Income from operations	1,166,249	2,307,933	1,729,501	3,342,673
Interest income	53,398	16,656	117,275	47,825
Interest expense	(8,751)	(8,057)	(24,624)	(24,029)
Other income	209,275	216,842	207,538	238,841

Income before provision for income taxes	1,420,171	2,533,374	2,029,690	3,605,310
Provision for income taxes	404,000	715,000	661,000	1,086,000

Net income	$1,016,171	$1,818,374	$1,368,690	$2,519,310

Net income per share:
Basic	$.25	$.44	$.32	$.60

Diluted	$.25	$.43	$.32	$.60

Weighted-average common shares outstanding (Note 4):
Basic	4,105,645	4,174,446	4,279,825	4,169,379
Diluted	4,144,156	4,258,083	4,302,898	4,219,408
Dividends per share	$.085	$.085	$.255	$.255

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 27, 2003	December 25, 2004
Operating activities
Net income	$1,368,690	$2,519,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,340,911	2,144,383
Gain on sales of property and equipment	(3,643)	—
Deferred income taxes	293,000	—
Charge related to conversion of full recourse notes and forgiveness of subscription receivable	29,042	—
Provision for bad debt	220,376	17,798
Changes in assets and liabilities:
Accounts receivable	(2,883,443)	(3,991,867)
Inventories	269,249	(723,683)
Prepaid expenses and other current assets	846,527	461,586
Accounts payable	2,911,222	951,697
Accrued payroll and other accrued expenses	720,278	584,026

Net cash provided by operating activities	6,112,209	1,963,250

Investing activities
Purchases of property and equipment	(1,284,060)	(1,048,916)
Proceeds from sale of property and equipment	3,643	—
Increase in other assets	(8,410)	(31,616)

Net cash used in investing activities	(1,288,827)	(1,080,532)

Financing activities
Proceeds from exercise of stock options	—	146,194
Net payments on line of credit	—	(126,170)
Purchase of treasury stock	(3,271,386)	—
Dividends paid	(1,097,358)	(1,062,546)

Net cash used in financing activities	(4,368,744)	(1,042,522)

Net increase (decrease) in cash and cash equivalents	454,638	(159,804)

Cash and cash equivalents, beginning of period	6,941,222	7,552,054

Cash and cash equivalents, end of period	$7,395,860	$7,392,250

Supplemental Disclosure of Noncash Financing and Investing Activities
Dividends payable	$348,980	$355,174

Treasury shares deemed retired (Note 11)	$—	$11,532,549

Partial forgiveness of recourse notes	$90,443	$—

Conversion of recourse notes into non-recourse notes	$140,474	$—

Decrease in minority interest in foreign subsidiary	$(632)	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$313,912	$1,020,750

Cash paid for interest	$24,624	$24,029

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by Boston Acoustics, Inc. and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three and nine-month periods ended December 25, 2004 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s Annual Report included in its Form 10-K for fiscal year ended March 27, 2004.

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

The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, for all stock options granted to employees of the Company for the three and nine-month periods ended December 27, 2003 and December 25, 2004, respectively, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

Pro forma disclosure. The pro forma effect on the Company’s financial statements of applying SFAS No. 123 for all options to purchase common stock of the Company would be as follows:

	For the three months ended
	December 27, 2003	December 25, 2004
Net income, as reported	$1,016,171	$1,818,374
Less: fair value of all employee stock-based compensation awards	300,919	1,424

Pro forma net income	$715,252	$1,816,950

Net income per share, as reported:
Basic	$0.25	$0.44
Diluted	$0.25	$0.43
Net income per share, pro forma:
Basic	$0.17	$0.44
Diluted	$0.17	$0.43

	For the nine months ended
	December 27, 2003	December 25, 2004
Net income, as reported	$1,368,690	$2,519,310
Less: fair value of all employee stock-based compensation awards	986,234	67,806

Pro forma net income	$382,456	$2,451,504

Net income per share, as reported:
Basic	$0.32	$0.60
Diluted	$0.32	$0.60
Net income per share, pro forma:
Basic	$0.09	$0.59
Diluted	$0.09	$0.58

(3) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 27, 2004	December 25, 2004
Raw materials	$2,017,295	$3,556,778
Work-in-process	1,244,599	1,347,157
Finished goods	8,978,944	8,060,586

	$12,240,838	$12,964,521

Work-in-process and finished goods inventories consist of purchased components and finished products purchased from third party suppliers and raw materials, labor and manufacturing overhead.

(4) Net Income Per Common Share

Net income per share is based upon the weighted-average number of shares and share equivalents outstanding each year. For the three-month and nine-month periods ended December 25, 2004, there were 28,000 and 43,619 options, respectively, that have been excluded from the weighted-average number of common and dilutive potential shares outstanding, as their effect would be anti-dilutive. For the three-month and nine-month periods ended December 27, 2003, there were 239,350 and 391,465 options, respectively, that have been excluded from the weighted-average number of common and dilutive potential shares outstanding, as their effect would be anti-dilutive.

The computation of basic and diluted shares outstanding, as required by SFAS No. 128, is as follows:

	Three Months Ended		Nine Months Ended
	December 27, 2003	December 25, 2004	December 27, 2003	December 25, 2004
Basic weighted- average common shares outstanding	4,105,645	4,174,446	4,279,825	4,169,379
Dilutive effect of assumed exercise of stock options	38,511	83,637	23,073	50,029

Weighted-average common shares outstanding assuming dilution	4,144,156	4,258,083	4,302,898	4,219,408

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

The Company also follows the provisions of EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company offers cooperative advertising and other similar programs to its largest customers whereby the customers can earn sales credits as an adjustment to the selling price of its products. For the three-month periods ended December 25, 2004 and December 27, 2003, cooperative advertising and other similar credits included as sales adjustments were approximately $193,000 and $707,000, respectively. For the nine-month periods ended December 25, 2004 and December 27, 2003, cooperative advertising and other similar credits included as sales adjustments were approximately $537,000 and $1,804,000, respectively.

(6) Significant Customers and Concentration of Credit Risk

	Net Sales for the Three Months Ended				Net Sales for the Nine Months Ended
	December 27, 2003		December 25, 2004		December 27, 2003	December 25, 2004
Customer A	32%			*	32%	13%
Customer B		*	28%		*	23%
Customer C		*		*	12%	*

*	Customer does not exceed 10% of net sales.

	Accounts Receivable as of
	March 27, 2004	December 25, 2004
Customer A	30%	10%
Customer B	15%	28%
Customer C	*	*

*	Customer does not exceed 10% accounts receivable.

(7) Segment Reporting

In certain previous periods we managed our business in two operating segments: Core and OEM/Multimedia. Inasmuch as there has been a significant decline in our multimedia business, we now manage our business as a single operating segment. Manufacturing processes are largely the same for all product lines. Our chief operating decision makers’ use consolidated results to make operating and strategic decisions.

Three Months Ended December 27, 2003

Fiscal 2004	Core	OEM and Multimedia	Total
Net Sales	$14,481,128	$896,179	$15,377,307

Gross profit	$6,619,515	$(70,930)	$6,548,585

Nine Months Ended December 27, 2003

Fiscal 2004	Core	OEM and Multimedia	Total
Net Sales	$36,202,097	$4,883,319	$41,085,416

Gross profit	$15,642,187	$327,505	$15,969,692

(8) International Operations

The Company maintains sales concentrations in Europe, Canada, and Asia/Pacific Rim, in addition to distributing product through three foreign subsidiaries. Export sales accounted for approximately 19% and 21% of net sales for the three-month periods ended December 25, 2004 and December 27, 2003, respectively. For the nine-month periods ended December 25, 2004 and December 27, 2003, export sales accounted for approximately 20% and 18% of net sales, respectively.

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

Total
Warranty reserve as of March 27, 2004	$250,000
Plus: amounts accrued related to new sales	64,000
Less: amounts charged against warranty reserve	(64,000)

Warranty reserve as of December 25, 2004	$250,000

(10) Recent Accounting Pronouncements

In October 2004, the FASB concluded that the proposed Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement 123, not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required and early adoption of Statement 123R is encouraged. The FASB issued its final statement in December 2004. The FASB concluded that companies could adopt the new standard in one of two ways: 1) Modified prospective transition method - A company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are nonvested as of the effective date of the proposed

Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement 123 (either for recognition or pro forma purposes) and 2) Modified retrospective transition method. A company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of Statement 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied. The Company is in the process of determining the impact of this statement on the financial statements.

(11) Stockholders’ Equity

Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. As a result, Chapter 156D eliminates the concept of “treasury shares” and provides that shares reacquired by a company become “authorized but unissued” shares. Accordingly, at September 25, 2004, the Company has redesignated its existing treasury shares, at an aggregate cost of $11,532,549 as authorized but unissued and has allocated this amount to common stock, additional paid in capital and retained earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the results of operations for the three-month and nine-month periods ended December 27, 2003 and December 25, 2004 expressed as percentages of net sales.

	Three Months Ended		Nine Months Ended
	December 27, 2003	December 25, 2004	December 27, 2003	December 25, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.4	57.0	61.1	57.3

Gross profit	42.6	43.0	38.9	42.7

Selling and marketing expenses	18.2	16.8	17.6	19.0
General and administrative expenses	9.1	6.8	8.8	7.8
Engineering and development expenses	7.7	6.5	8.3	8.1

	35.0	30.1	34.7	34.9

Income from operations	7.6	12.9	4.2	7.8
Interest income (expense), net	0.2	0.1	0.2	0.1
Other income	1.4	1.2	0.5	0.5

Income before provision for income taxes	9.2	14.2	4.9	8.4
Provision for income taxes	2.6	4.0	1.6	2.5

Net income	6.6%	10.2%	3.3%	5.9%

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

General and administrative expenses include management and administrative payroll and all other expenses associated with the Company’s operations outside of manufacturing, research and development, and sales and marketing, and include professional services, consulting arrangements, and corporate expenses resulting from the Company being a publicly traded company.

Engineering and development expenses include payroll and payroll-related expenses attributed to the design and enhancement of existing products along with the creation of new products; associated expenses include supplies, samples, test equipment, and inventory consumed. In addition, all product development expenditures, with the exception of tooling costs, are expensed as incurred.

Net sales for the third quarter increased 16%, to approximately $17,900,000 for the current fiscal period as compared to approximately $15,377,000 for the same period a year ago. For the nine-month period ended December 25, 2004, net sales increased 4% to approximately $42,770,000 as compared to approximately $41,085,000 during fiscal 2004. The overall sales increase during the quarter was propelled by new product introductions in the Company’s core product categories, as well as, an increase in the OEM automotive business in partnership with Visteon Corporation. During the three-month and nine-month periods ended December 25, 2004, the Company’s premium audio systems sold to the Chrysler Group through this partnership, included the automotive systems for the Chrysler 300 vehicles (which began in January 2004), the Dodge Magnum vehicles (which commenced in April 2004) and the 2005 Jeep Cherokee family of vehicles (which commenced in September 2004). Sales of multimedia speaker systems previously reported as a separate operating segment were insignificant for the three-month and nine-month periods ended December 25, 2004 and are expected to be immaterial in fiscal 2005.

During the three-month period ended December 25, 2004, the Company introduced the MicroSystem CD, a miniature stereo radio/CD music system that delivers the performance of precisely matched separate components in one small, easy to use unit. The retail price is $499.00 each. In addition, the Company introduced the Avidea™ 610 Home Theater System during the quarter. This completely integrated movie and music home entertainment system is designed for high performance and ease of use. The suggested retail price is $1,199.00. Also during the quarter, the Company introduced the P4 Series of high performance loudspeakers for flat panels. These speakers are designed to fit today’s flat panel TVs perfectly, both sonically and visually. There are 5 models that have suggested retails between $400.00 and $1,500.00 each.

The Company introduced the G series of aftermarket automotive subwoofers. The G5 subwoofers are optimized for sound quality and high output. There are two 10-inch models with a suggested retail of $349.95 each and two 12-inch models with suggested retail of $399.95 each. The G2 subwoofers deliver high performance and high value. There are two 10-inch models with a suggested retail of $149.95 each and two 12-inch models with a suggested retail of $179.95 each. Introductions of upgraded versions of existing product offerings, while permitting the Company to remain competitive, are not likely to result in significant increases in revenue over the long term, because they are replacing products that are being phased out.

The Company’s overall gross margin for the three-month period ended December 25, 2004 increased from 42.6% to 43.0% as compared to the same period a year ago. For the nine-month period ended December 25, 2004, gross margin increased from 38.9% to 42.7% for the same period last year. The increases for both the three-month and nine-month periods were primarily due to a larger portion of total sales being derived from product categories that reflect higher margins as compared to the same periods a year ago and continued improvement in operational efficiencies.

Total operating expenses decreased as a percentage of net sales for the three-month period ended December 25, 2004 while increasing slightly as a percentage of net sales for the nine-month period. In absolute dollars, total operating expenses increased for the three-month and nine-month periods ended December 25, 2004, by approximately $9,000 and $684,000 respectively, as compared to the corresponding periods a year ago. Selling and marketing expenses have decreased as a percentage of net sales for the three-month period ended December 25, 2004 while increasing as a percentage of net sales for the nine-month period ended. Selling and marketing expenses increased in absolute dollars (approximately $208,000 and $899,000) for the three-month and nine-month periods ended December 25, 2004 as compared to the same periods a year ago. Increases in marketing consulting and outside services (approximately $22,000 and $373,000), corporate advertising and literature expenses (approximately $84,000 and $244,000) and sales commission expenses (approximately $78,000 and $272,000) accounted for the overall increase as compared to the same periods a year ago. General and administrative expenses decreased both as a percentage of net sales and in absolute dollars (approximately $184,000 and $272,000) for the three-month and nine-month periods, respectively, due to a net decrease in tax consulting fees, tax compliance fees and audit fees (approximately $37,000 and $155,000), a decrease in the provision for doubtful accounts (approximately $177,000 and $196,000), offset by a net increase in outside services, consulting, director and legal fees (approximately $38,000 and $98,000). Engineering and development expenses have decreased both as a percentage of net sales and in absolute dollars (approximately $15,000) for the three-month period ended December 25, 2004. For the nine-month period, engineering and development expenses have decreased as a percentage of net sales, but increased in absolute dollars (approximately $57,000) due to an increase in consulting fees and outside services (approximately $116,000) partially offset by decreases in depreciation expense (approximately $28,000), and R&D supplies (approximately $21,000) as compared to the corresponding period in fiscal 2004.

The Company posted net interest income of approximately $9,000 for the three-month period ended December 25, 2004 compared to approximately $45,000 for the corresponding period last year. For the nine-month period ended December 25, 2004, the Company reported net interest income of approximately $24,000 compared to approximately $93,000 for the same period a year ago. Last year, during the three-month and nine-month periods ended December 27, 2003, the Company received interest income of approximately $41,000 and $66,000, respectively, as a result of amended tax returns filed to reflect research and development tax credits identified for previous fiscal years.

The Company’s overall effective tax rate for the three-month period ended December 25, 2004 decreased to 28.2% from 28.4% for the corresponding period a year ago. The Company’s overall effective income tax rate decreased to 30.1% for the nine-month period ended December 25, 2004 as compared to 32.6% for the nine-month period ended December 27, 2003. The income tax provision for the three-month and nine-month periods ended December 25, 2004 includes a non-recurring reduction to an income tax reserve of $192,000. The specific reserve was originally provided for during fiscal 2002 and related to the Company’s wholly-owned German subsidiary. The effective tax rate on U.S. operations during the three-month and nine-month periods ended December 25, 2004 before the non-recurring reduction to an income tax reserve of $192,000, was 33.9% and 33%, respectively as compared to 30.5% for the three-month and nine-month periods ended December 27, 2003, respectively due primarily to lower anticipated research and development tax credits for the 2005 fiscal year.

Net income for the third quarter of fiscal 2005 increased from approximately $1.0 million in fiscal 2004 to approximately $1.8 million while diluted earnings per share increased from $.25 to $.43 per share. Net income for the nine-month period ended December 25, 2004 increased from approximately $1.4 million in fiscal 2004 to approximately $2.5 million in fiscal 2005, while diluted earnings per share increased from $.32 to $.60 per share. The increase in diluted earnings per share is primarily attributable to the increase in gross profit, partially offset by the increase in operating expenses during the three-month and nine-month periods ended December 25, 2004, and the equivalent of approximately $0.05 resulting from the non-recurring reduction to an income tax reserve of $192,000 reflected in the December 2004 quarter.

Liquidity and Capital Resources

As of December 25, 2004, the Company’s working capital was approximately $24,349,000, an increase of approximately $2,666,000 since the end of fiscal 2004. The Company’s cash and cash equivalents were approximately $7,392,000 at December 25, 2004, a decrease of approximately $160,000 from March 27, 2004. Current assets increased by approximately $4,076,000 due to an increase in accounts receivable and inventories. Current liabilities increased by approximately $1,411,000 due to an increase in accounts payable, accrued payroll and payroll-related expenses, and other accrued expenses offset by a decrease in accrued income taxes and a foreign subsidiary’s decrease in working capital line of credit. The Company has two lines of credit with two U.S. banking institutions totaling $26,500,000. At December 25, 2004, the Company did not have any borrowings under either of these USD lines of credit. One foreign subsidiary, which has a Euro denominated working capital line of credit, had approximately $183,000 outstanding at December 25, 2004.

Given the Company’s historical profitability and its ability to manage expenses, the Company believes that its current resources are adequate to meet its requirements for working capital and capital expenditures through the foreseeable future.

Significant Customers

Because of the strategic phase out of the OEM/Multimedia business, net sales to an OEM/Multimedia customer, which in previous periods was reported as a separate operating segment were insignificant during the three-month and nine-month periods ended December 25, 2004. The Company expects this customer and related operating segment to be immaterial during fiscal 2005. The Company’s management has taken steps (including pursuit of additional OEM customers, expansion of the Company’s aftermarket automotive products offerings and renewed efforts to increase sales of the Company’s traditional products), which it believes will mitigate the consequences of the decrease in business from this customer. One customer accounted for less than 10% and approximately 13% of the Company’s net sales for the three-month and nine-month periods ended December 25, 2004 respectively as compared to approximately 32% of net sales for the corresponding periods a year ago. In March 2004 the Company announced that this particular customer would be reducing its annual purchases by approximately 50% beginning in May 2004. One customer accounted for approximately 28% and 23% of net sales for the three-month and nine-month periods ended December 25, 2004 respectively as compared to less than 10% of net sales for the corresponding periods a year ago. In addition to its strategy of expanding the Company’s product offerings, management believes its efforts to enlarge and diversify its customer base for all products will offset the decrease in business with this one customer.

Critical Accounting Policies and Estimates

Critical accounting policies are those policies that affect our significant judgments and estimates used in preparation of our consolidated financial statements. We believe that our most critical accounting policies include revenue recognition, reserve for bad debts and other sales allowances, and inventory related reserves. For a more detailed discussion of our critical accounting policies, please refer to our annual report on Form 10-K for the fiscal year ended March 27, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

(a) Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of December 25, 2004, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are considered cash equivalents and consist of money market accounts. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

(b) Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

For the three-month periods ended December 25, 2004 and December 27, 2003, the Company recorded foreign currency translation gains of approximately $217,000 and $206,000, respectively. For the nine-month period ended December 25, 2004, foreign currency translation gains were approximately $239,000 and $204,000, respectively. During the three-month and nine-month periods ended December 25, 2004, the Company did not engage in any foreign currency hedging activities.

Item 4. Controls and Procedures

a.)	Evaluation of disclosure controls and procedures. Based on their evaluation of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of December 25, 2004, the last day of the fiscal quarter covered by this Quarterly Report on Form 10-Q, the Company’s President and CEO (principal executive officer) and the Company’s Vice President - Finance (principal financial officer) have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.)	Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 25, 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Boston Acoustics, Inc.
Registrant

Date: February 8, 2005	By:	/s/ Andrew G. Kotsatos
Andrew G. Kotsatos
Director, Chairman of the Board and Treasurer

Date: February 8, 2005	By:	/s/ Moses A. Gabbay
Moses A. Gabbay
Director, President and Chief
Executive Officer

Date: February 8, 2005	By:	/s/ Debra A. Ricker
Debra A. Ricker
Vice President and
Chief Accounting Officer