Form 10-K
period 2005-03-26
BOSTON ACOUSTICS INC
filed 2005-07-11
CIK 805268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 26, 2005

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

The aggregate market value of our Common Stock held by non-affiliates as of September 25, 2004 (the last day of our most recently completed second quarter) was $27,909,180.*

There were 4,234,512 shares of our Common Stock issued and outstanding as of July 8, 2005.

*	For purposes of this calculation only, Common Stock held by our executive officers and directors and by shareholders disclosed herein as beneficially owning more than 10% of our outstanding Common Stock has been treated as owned by affiliates.

PART I

Item 1. Business

Boston Acoustics, Inc. engineers, manufactures, and markets moderately-priced, high-quality audio systems for use in home audio and video entertainment systems, in OEM and after-market automotive audio systems and in multimedia computer environments. We believe that our products deliver better sound quality than other comparably priced audio systems. We purchase various home, automotive and multimedia finished products from third party suppliers that are manufactured according to our specifications and under the direction of Boston Acoustics personnel. We also assemble finished products from manufactured and purchased subassemblies at our corporate headquarters in Peabody, Massachusetts. All of our products and subassemblies, including those supplied by outside sources, have been designed or specified by our engineering department. Boston Acoustics speakers are marketed nationwide through selected audio and audio-video specialty dealers and through distributors in many foreign countries.

The Company was organized as a Massachusetts corporation in 1979. Our principal executive offices and manufacturing facilities are located at 300 Jubilee Drive, Peabody, Massachusetts.

Agreement and Plan of Merger

On June 8, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with D&M Holdings U.S., Inc., a Delaware corporation (“D&M”), and Allegro Acquisition Corp., a wholly owned subsidiary of D&M (the “Merger”). Each share of our common stock will be converted into the right to receive $17.50 in cash, without interest. The consummation of the Merger is subject to shareholder approval and other customary conditions. The proposed Merger is discussed in a Current Report on a Form 8-K which we filed with the Securities and Exchange Commission on June 9, 2005, which Report included a copy of the Merger Agreement. In connection with the Merger, we plan to prepare a Proxy Statement for our shareholders, which will be filed with the SEC. Copies of the Form 8-K Report, with the Merger Agreement, are, and copies of the Proxy Statement, when filed, will be, available free of charge at the SEC’s website, www.sec.gov, and at our website, www.bostonacoustics.com. Shareholders may also obtain copies without charge by directing requests to Investor Relations, Boston Acoustics, Inc., 300 Jubilee Drive, Peabody, MA 01960. Shareholders are urged to read the Proxy Statement carefully in its entirety when it becomes available because it will contain important information regarding the proposed Merger.

Products

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

Our Home loudspeaker line consists of three bookshelf models currently ranging in price from $179 to $349 per pair, four floor-standing systems currently priced from $500 to $1,250 per pair, a series of hardwood bookshelf and floor-standing speakers ranging from $700 to $2,700 per pair, and four powered subwoofers priced at $350, $500, $700, and $1,200 each. Additional products for the home theater market include five different center channel speakers currently ranging in price from $225 to $600 each, three surround speakers priced at $430, $500 and $800 per pair, three models of micro satellites which accommodate space restrictions ranging in price between $100 and $250 each. The P4 Series of high-performance loudspeakers for flat panels are designed to fit today’s flat panel TVs perfectly, both sonically and visually. There are five models that have suggested retail prices between $400 and $1,500 each. We also produce magnetically shielded versions of most of our models and produce five outdoor weather-resistant speaker systems (Voyager®4, Voyager5, Voyager6, Voyager7, and Voyager Metro) priced from $110 to $300 each. The Voyager Sub12 is an outdoor 12-inch subwoofer with a suggested retail price of $900 per unit.

Our Designer line is a collection of speaker systems engineered for installing in the walls, ceilings and floors of homes, businesses, and recreational vehicles. These systems are designed to provide outstanding performance and to blend into any décor. There are currently 25 speaker models in the Designer line, ranging in price from $150 to $3,200 per pair, three powered subwoofers priced at $500 each, and one subwoofer power amplifier priced at $600. The Designer line includes the VRi series, the DSi® Series, and the installed powered subwoofer systems.

Our Automotive after-market series of products consists of 43 models of after-market automotive speakers with prices currently ranging from $70 to $1,000 per pair. This line includes the premium amplifier family with seven models that include subwoofer & multi-channel configurations. Each amplifier uses Q-Tune™ circuitry that brings the bass impact to the front of the vehicle. The component systems, with system specific crossovers, permit flexible speaker placement and provide sound rivaling that of fine home speaker systems. The automotive speaker line includes reference quality component systems as well as full-range replacement speakers, imaging systems and subwoofers. The complete automotive line includes Boston Z™, FS, NX, SL, Neos, and FX component & coaxial speakers, Boston ProSeries, G series of after-market automotive subwoofers, and the Boston GT™ Amplifier line. We manufacture both raw drivers and enclosed systems for any installation blueprint.

Our Integrated Audio series consists of four models. The Boston Acoustics Recepter Radio® is a high-performance AM/FM radio that has been designed to deliver high fidelity sound comparable to the finest radios ever made. The Recepter Radio has a suggested retail price of $149. In fiscal year 2005 we introduced the MicroSystem CD, a miniature stereo radio/CD music system that delivers the performance of precisely matched separate components in one small, easy to use unit. The retail price is $499 each. Our Avidea™ 770 Home Theater System is a totally integrated system includes a uniquely intelligent control center, six high performance compact speakers, powered subwoofer and intuitive, LCD touchscreen remote control. The suggested retail price is $3,999 for the system. Our Avidea™ 610 Home Theater System is a completely integrated movie and music home entertainment system is designed for high performance and ease of use. The suggested retail price is $1,199.

Our premium OEM automotive audio systems sold to the Chrysler Group through a partnership with Visteon Corporation, includes the automotive systems for the Chrysler 300 vehicles (introduced in January 2004), the Dodge Magnum vehicles (introduced in April 2004) and the 2005 Jeep Cherokee family of vehicles (introduced in September 2004).

All prices referred to above are our suggested U.S. retail prices.

New Products

During the fiscal year, we focused on introducing new and innovative products. Revenue from these new product introductions partially offset the loss of revenue from discontinued product lines. Introductions of upgraded versions of existing product offerings, while permitting us to remain competitive, are not likely to result in significant increases in revenue over the long term.

During the three-month period ended June 26, 2004, we introduced five new Voyager® loudspeaker models to our acclaimed Voyager series of high-performance outdoor products replacing four discontinued models. The Voyager 4, Voyager 5, Voyager 6, Voyager 7 and Voyager Metro, have suggested retail prices of $109.95, $149.95, $199.95, $299.95, and $299.95 each respectively.

During the three-month period ended September 25, 2004, we introduced our newest ProSeries car after-market speaker systems. The Pro50 and Pro60, each with a suggested retail price of $599.95 per pair, are two-way car component systems that replaced the existing ProSeries line of products. Adding to the premium SL car speaker line was the introduction of the SL60 high performance two-way car component system during the quarter. The SL60 currently has a suggested retail price of $349.95 per pair.

Also during the second quarter, initial shipments of our Avidea® 770 Home Theater System commenced. This totally integrated system includes a uniquely intelligent control center, six high-performance compact speakers, powered subwoofer and intuitive, LCD touchscreen remote control. The suggested retail price is $3,999 for the system.

During the three-month period ended December 25, 2004, we introduced the MicroSystem CD, a miniature stereo radio/CD music system that delivers the performance of precisely matched separate components in one small, easy to use unit. The suggested retail price is $499 each. In addition, we introduced the Avidea® 610 Home Theater System during the third quarter. This completely integrated movie and music home entertainment system is designed for high performance and ease of use. The suggested retail price is $1,199. Also during the third quarter, we introduced the P4 Series of high-performance loudspeakers for flat panels. These speakers are designed to fit today’s flat panel TVs perfectly, both sonically and visually. There are 5 models that have suggested retail prices between $400 and $1,500 each.

Also during the third quarter, we introduced the G series of aftermarket automotive subwoofers. The G5 subwoofers are optimized for sound quality and high output. There are two 10-inch models with a suggested retail price of $349.95 each and two 12-inch models with a suggested retail price of $399.95 each. The G2 subwoofers deliver high performance and high value. There are two 10-inch models with a current suggested retail price of $179.95 each and two 12-inch models with a current suggested retail price of $199.95 each.

Engineering and Development

Our engineering and development department is actively engaged in the development of new products and manufacturing processes, the improvement of existing products and the research of new materials for use in our products. We design or specify all of our products and subassemblies, including those supplied by outside sources.

Our engineering and development staff includes 33 full-time employees, four outside consultants and three engineering firms providing design services. During fiscal years 2003, 2004 and 2005, we spent approximately $6,773,000, $4,460,000, and $4,489,000 respectively, for engineering and development.

Sales, Marketing and Distribution

We employ 20 salespersons and retain 37 manufacturer’s representatives who service our U.S. and Canada dealer network. In addition, we use the services of two freelance public relations consultants to assist in the professional promotion of our products. Boston Acoustics home audio, Designer series (in-wall/in-ceiling models) and outdoor speaker products are distributed in the United States and Canada through more than 700 selected audio or audio specialist retailers, some of whom have multiple outlets, and to selected custom installers. Our car audio products are sold through more than 300 similarly specialized retailers, some of whom also sell our home audio products. Our Avidea Home Theater Systems, Recepter Radio, MicroSystem CD and certain multimedia products are sold through our dealer network, by certain mail order catalogs, and direct by Internet, telephone or fax. Our dealers usually stock and sell a broad range of audio products including, in most cases, our competitor’s products. We seek dealers who emphasize quality products and who are knowledgeable about the products they sell.

Boston Acoustics products are also exported to dealers in Canada and sold through exclusive distributors in over 50 foreign countries, primarily in Europe, the Asia/Pacific rim, and South and Central America. Export sales accounted for approximately 15% of our net sales in fiscal 2003, 19% in fiscal 2004 and 19% in fiscal 2005.

We emphasize the high performance-to-price ratio of our products in our advertising and promotion. We believe that specialty retailers can be effective in introducing retail customers to the high dollar value of Boston Acoustics products. We directly support our domestic dealers and international distributors via a cooperative advertising program, prepared advertisements, detailed product literature, and point of purchase materials. Advertising costs for fiscal 2003, 2004 and 2005 were approximately $2,053,000 (2.9% of net sales), $1,092,000 (2.1% of net sales), and $1,062,000 (1.8% of net sales) respectively.

Competition

We compete primarily on the basis of product performance, price, and the strength of its dealer organization.

The market for branded loudspeaker systems is served by many manufacturers, both foreign and domestic. Many products are available over a broad price range, and the market is highly fragmented and competitive. We distribute our products primarily through specialty retailers where we competes directly for space with other branded speaker manufacturers. Audio systems produced by many of our competitors can be purchased by consumers through mass merchandisers, department stores, mail-order merchants, through the Internet, and factory-owned outlet stores. We believe it is more advantageous to distribute through specialty retailers who provide product demonstration, technical information and service, and face-to-face sales support to consumers.

Boston Acoustics competes with a substantial number of branded speaker manufacturers, including Bose Corporation, Infinity and JBL (divisions of Harman International Industries), B&W, Polk Audio, Inc., and Klipsch and Associates, Inc. Some of our competitors have greater technical and financial resources than we do and may have broader brand recognition than Boston Acoustics.

In addition to competition from branded loudspeaker manufacturers, our products compete indirectly with single name “integrated systems”. Integrated systems contain all the various components needed to form an audio system, and are sold by Sony, Pioneer, Bose, JVC, Yamaha, and many others. Integrated systems are generally sold through mass merchandisers and department stores, although many of our dealers also sell integrated systems. During the past three years, home theater systems with integrated DVD video have garnered significant market share. While these systems were historically sold in mass merchants or “big box” retailers, our dealers are selling such systems at higher price points.

Manufacturing and Suppliers

We purchase various home, automotive and multimedia finished products from third party suppliers that are manufactured according to our specifications and under the direction of Boston Acoustics personnel. We also assemble finished products from components specifically fabricated for us.

We purchases materials and component parts from 192 suppliers located in the United States, Canada, Europe, and the Asia/Pacific rim. Although we rely on single suppliers for certain parts, we believe that we could, if necessary, develop multiple sources of supply for these parts. Although we do not have long-term fixed price contracts or arrangements for inventory supplied by any foreign or domestic manufacturers, we have a long-standing course of dealing with our principal supplier. We had two inventory suppliers which accounted for more than 10% of the Company’s purchases during fiscal year 2005.

Seasonality and Consumer Discretion

The home and automotive audio markets are both somewhat seasonal, with a majority of home speaker retail sales normally occurring in the period October through March and a majority of automotive speaker retail sales normally occurring in the period March through September.

Our sales and earnings can also be affected by changes in the general economy since purchases of home entertainment and automotive audio products, including loudspeakers, are discretionary for consumers.

Patents and Trademarks

We hold nineteen United States design patents and numerous international patents, which relate to certain audio technologies, assemblies, and cabinet design. We also currently have several registered trademarks including Avidea®, Boston®, Boston Acoustics®, BassTrac®, Bravo®, DirectVent®, DSi®, Kortec®, MagnaGuard®, PowerVent®, RadialVent®, Recepter Radio®, SST®, the Boston Acoustics logo, the Sine Wave/Speaker icon, Voyager®, and VR®. Trademarks used by our subsidiary, Snell Acoustics (“Snell”) include Snell™, Snell Acoustics™, Snell Multimedia™, Snell Music & Cinema™, and Room Ready™. We believe that our growth, competitive position and success in the marketplace are more dependent on our technical and marketing skills and expertise than upon the ownership of patent and trademark rights. There can be no assurance that any patent or trademark would ultimately be proven valid if challenged.

Significant Customers

Because of the strategic phase out of our OEM/Multimedia business, net sales to an OEM/Multimedia customer, which in previous periods were reported as a separate operating segment, were insignificant during fiscal 2005. Our management has taken steps (including pursuit of additional OEM customers, expansion of our after-market automotive products offerings and renewed efforts to increase sales of our traditional products), which we believe will mitigate the consequences of the decrease in business from this customer. One customer accounted for approximately 11% of our net sales for the fiscal year ended March 26, 2005 as compared to approximately 31% for the prior year. In March 2004 we announced that this particular customer would be reducing its annual purchases by approximately 50% beginning in May 2004. Additionally, a second significant customer accounted for approximately 25% of net sales for fiscal 2005 as compared to less than 10% of net sales for the prior year.

Backlog

We currently have no significant backlog. Our policy is to maintain sufficient inventories of finished goods to fill all orders within two business days of receipt.

Warranties

We warranty our home speakers to be free from defects in materials and workmanship for a period of five years, the Recepter Radio for one year, the Designer Series speakers for a period of two years, the automotive speakers for one year and the multimedia audio speaker systems for periods of one to three years. During the years ended March 29, 2003, March 27, 2004, and March 26, 2005, warranty costs incurred by us were approximately $167,000, $125,000, and $32,000, respectively.

Employees

As of July 8, 2005, we had 192 full-time employees who were engaged as follows: 88 in production and materials management; 33 in engineering and development; 51 in marketing and sales support; and 20 in administration.

None of our employees is represented by a collective bargaining agreement and we believe that our relations with our employees are satisfactory.

Available Information

We files many reports with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. These reports, and amendments to these reports, are made available free of charge as soon as reasonably practicable after being electronically filed with or furnished to the Securities and Exchange Commission. They are available through our website at www.bostonacoustics.com. To reach the SEC filings, follow the links to “Investor Relations,” and then “SEC Filings.”

The public may also read and copy any materials the Company files with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an Internet site, at www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.

Item 2. Properties

We own our principal executive offices and manufacturing facilities, which sit on 15 acres of land at 300 Jubilee Drive, Peabody, Massachusetts.

Our subsidiary, Snell Acoustics, maintains its principal executive offices and manufacturing facilities at our 300 Jubilee Drive, Peabody, Massachusetts facility. A small Snell facility, approximately 25,000 square feet of space, used primarily for cabinet production, is located at 143 Essex Street, Haverhill, Massachusetts and is leased from an unrelated party under an operating lease which expires in September 2005.

Item 3. Legal Proceedings

There are no material legal proceedings affecting us.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of shareholders during the fourth quarter of fiscal 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Boston Acoustics, Inc. has been listed on the Nasdaq National Market System under the symbol BOSA since our initial public offering on December 12, 1986. The following table sets forth high and low closing prices by quarter as reported by NASDAQ:

Fiscal 2005	High	Low
First Quarter	11.960	10.000
Second Quarter	13.750	9.810
Third Quarter	14.000	12.170
Fourth Quarter	15.320	12.810

Fiscal 2004	High	Low
First Quarter	10.000	8.810
Second Quarter	12.250	9.661
Third Quarter	11.900	10.300
Fourth Quarter	14.250	10.100

There were approximately 85 shareholders of record as of March 26, 2005. Shareholders who beneficially own common stock held in nominee or street name are not included in the number of shareholders of record.

We paid quarterly dividends in the amount of $0.085 per share ($0.34 per share on an annual basis) in each quarter of fiscal years 2004 and 2005. Because of restrictions contained in the Merger Agreement, we did not declare or pay the quarterly dividend that would normally have been paid in July 2005.

During fiscal year 2004, we repurchased 274,700 shares of our Common Stock in the open market and privately negotiated transactions at a total purchase price of approximately $3,281,000. We made no repurchases of our Common Stock during fiscal year 2005.

Item 6. Selected Financial Data

Historical Financial Data

The selected financial data presented below are derived from the Company’s audited financial statements for each year in the five-year period ended March 26, 2005.

(Amounts in Thousands Except Per Share Data)

	2005	2004	2003	2002	2001
Income Statement Data
Net Sales	$59,058	$52,628	$70,629	$85,336	$120,367
Net Income	3,236	1,857	1,843	3,910	3,897
Basic Earnings Per Share	0.78	0.44	0.41	0.82	0.79
Diluted Earnings Per Share	0.76	0.43	0.41	0.82	0.79
Weighted Average Shares Outstanding
Basic	4,172	4,239	4,488	4,775	4,914
Diluted	4,235	4,277	4,552	4,785	4,962
Dividends Per Share	0.34	0.34	0.34	0.34	0.34

Balance Sheet Data
Working Capital	$24,174	$21,683	$22,792	$22,668	$32,502
Total Assets	45,755	43,958	44,664	48,418	58,032
Shareholders’ Equity	35,682	33,718	35,941	37,998	38,879

Quarterly Financial Data

Selected unaudited quarterly financial data for the Company’s last two fiscal years are presented below:

(Amounts in Thousands Except Per Share Data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year Ended March 26, 2005
Net Sales	$12,620	$12,250	$17,900	$16,288	$59,058
Gross Profit	5,488	5,080	7,699	6,947	25,214
Net Income	461	240	1,818	717	3,236
Basic Earnings Per Share	0.11	0.06	0.44	0.17	0.78
Diluted Earnings Per Share	0.11	0.06	0.43	0.17	0.76

Year Ended March 27, 2004
Net Sales	$12,597	$13,111	$15,377	$11,543	$52,628
Gross Profit	4,580	4,841	6,549	5,221	21,191
Net Income	216	137	1,016	488	1,857
Basic Earnings Per Share	0.05	0.03	0.25	0.12	0.44
Diluted Earnings Per Share	0.05	0.03	0.25	0.12	0.43

The quarterly sales and earnings pattern in any given year may not be indicative of quarterly results to be expected in any other year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effects of Merger

The proposed Merger described above, if completed, will have material effects on the forward-looking statements contained in this Annual Report on Form 10-K. INVESTORS ARE URGED TO READ THE PROXY STATEMENT AND OTHER RELEVANT DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED MERGER.

Cautionary Statement

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

Results of Operations

The following table sets forth the results of operations for the years ended March 26, 2005, March 27, 2004, and March 29, 2003 expressed as percentages of net sales.

	For the Year Ended
	March 26, 2005	March 27, 2004	March 29, 2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	57.3	59.7	69.2

Gross profit	42.7	40.3	30.8
Selling and marketing expenses	19.7	19.1	15.1
General and administrative expenses	7.6	8.7	7.3
Engineering and development expenses	7.6	8.5	9.6

Total operating expenses	34.9	36.3	32.0

Income (loss) from operations	7.8	4.0	(1.2)
Interest income (expense), net	0.1	0.2	0.2
Other income	0.4	0.9	0.4

Income (loss) before provision (benefit) for income taxes	8.3	5.1	(0.6)
Provision (benefit) for income taxes	2.8	1.6	(3.2)

Net income	5.5%	3.5%	2.6%

Net sales are net after deductions from revenue for sales returns, various sales rebates, timely pay discounts, and freight reserves.

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

Fiscal 2005 Compared with Fiscal 2004

Net sales for the fiscal year increased approximately 12%, to $59.1 million as compared to $52.6 million in fiscal 2004. The overall sales increase during the year was driven by increased OEM automotive business in partnership with Visteon Corporation. During the twelve-month period ended March 26, 2005, the Company’s premium audio systems sold to the Chrysler Group through this partnership included the automotive systems for the Chrysler 300 vehicles (which began in January 2004), the Dodge Magnum vehicles (which commenced in April 2004) and the 2005 Jeep Cherokee family of vehicles (which commenced in September 2004). Sales of multimedia speaker systems previously reported as a separate operating segment were insignificant for the twelve-month period ended March 26, 2005. Amounts charged against revenues decreased by approximately $3.8 million in fiscal 2005 as compared to fiscal 2004, primarily due to changes in rebate programs and a significant reduction in annual purchases by one customer commencing in May 2004, as previously announced.

During the three-month period ended March 26, 2005, net sales for the quarter increased approximately 41%, to $16.3 million from $11.5 million for the same period a year ago. In addition to the increased sales of the OEM automotive premium audio systems, sales of core products, in particular in the after-market car and integrated system product categories, introduced in previous quarters contributed to the overall sales increase for the fourth fiscal quarter. Net income increased 47% to approximately $.7 million from approximately $.5 million, and diluted earnings per share increased to $.17 per share compared to $.12 per share for the same period a year ago.

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

During the three-month period ended June 26, 2004, the Company introduced five new Voyager® loudspeaker models to the Company’s acclaimed Voyager series of high-performance outdoor products replacing four discontinued models. The Voyager 4, Voyager 5, Voyager 6, Voyager 7 and Voyager Metro, have suggested retail prices of $109.95, $149.95, $199.95, $299.95, and $299.95 each respectively.

During the three-month period ended September 25, 2004, the Company introduced its newest ProSeries car after-market speaker systems. The Pro50 and Pro60, each with a suggested retail price of $599.95 per pair, are two-way car component systems that replaced the existing ProSeries line of products. Adding to the premium SL car speaker line was the introduction of the SL60 high performance two-way car component system during the quarter. The SL60 has a suggested retail price of $349.95 per pair.

Also during the second quarter, initial shipments of the Company’s Avidea® 770 Home Theater System commenced. This totally integrated system includes a uniquely intelligent control center, six high performance compact speakers, powered subwoofer and intuitive, LCD touchscreen remote control. The suggested retail price is $3,999.00 for the system.

During the three-month period ended December 25, 2004, the Company introduced the MicroSystem CD, a miniature stereo radio/CD music system that delivers the performance of precisely matched separate components in one small, easy to use unit. The retail price is $499 each. In addition, the Company introduced the Avidea® 610 Home Theater System during the third quarter. This completely integrated movie and music home entertainment system is designed for high performance and ease of use. The suggested retail price is $1,199. Also during the third quarter, the Company introduced the P4 Series of high-performance loudspeakers for flat panels. These speakers are designed to fit today’s flat panel TVs perfectly, both sonically and visually. There are five models that have suggested retail prices between $400 and $1,500 each.

Also during the third quarter, the Company introduced the G series of after-market automotive subwoofers. The G5 subwoofers are optimized for sound quality and high output. There are two 10-inch models with a suggested retail price of $349.95 each and two 12-inch models with suggested retail price of $399.95 each. The G2 subwoofers deliver high performance and high value. There are two 10-inch models with a suggested retail price of $179.95 each and two 12-inch models with a suggested retail price of $199.95 each.

The Company’s overall gross margin as a percentage of net sales increased to 42.7 % in fiscal 2005 compared to 40.3% in fiscal 2004. The increase was primarily due to a larger portion of total sales being derived from product categories that reflect higher margins as compared to the same period a year ago and continued improvement in operational efficiencies.

Total operating expenses decreased as a percentage of net sales from 36.3% to 34.9%, and in absolute dollars by approximately $1.5 million. Selling and marketing expenses have increased in absolute dollars (approximately $1,604,000) as compared to the same period a year ago. The increase was due to increases in corporate advertising expenses (approximately $320,000), commission expenses (approximately $403,000), consulting services (approximately $849,000), and depreciation expense (approximately $45,000) as compared to the same periods a year ago. General and administrative expenses have decreased in absolute dollars (approximately $83,000) as compared to the same period a year ago. The decrease in general and administrative expenses was the result of decreases in depreciation expenses, (approximately $125,000) partially offset by increases in consulting fees (approximately $59,000). Engineering and development expenses have increased in absolute dollars (approximately $28,000), as compared to the same period a year ago as a result of increased consulting fees, (approximately $58,000) partially offset by decreases in depreciation expenses (approximately $36,000).

The Company posted net interest income of approximately $40,000 for the fiscal 2005 compared to approximately $102,000 for last fiscal year. The decrease is primarily the result of the Company receiving interest income of approximately $66,000 in fiscal 2004, as a result of amended tax returns filed to reflect research and development tax credits identified for previous fiscal years.

Other income for fiscal 2005 includes approximately $251,000 for foreign currency gains related to the translation and consolidation of the foreign subsidiaries. In fiscal 2004, approximately $480,000 for foreign currency gains related to the translation and consolidation of the foreign subsidiaries and approximately $3,000 related to the gain on the sale of property and equipment.

The Company’s overall effective tax rate for the fiscal 2005 increased to 33.7% from 31.2% for the corresponding period a year ago. The increase in the effective tax rate is due primarily to lower anticipated research and development tax credits for the 2005 fiscal year. The income tax provision for fiscal 2005 also includes a non-recurring reduction to an income tax reserve of $192,000. The specific reserve was originally provided for during fiscal 2002 and related to the Company’s wholly owned German subsidiary.

The Company posted net income for fiscal 2005 of approximately $ 3.2 million compared to approximately $1.9 million for fiscal 2004, while diluted earnings per share were $0.76 per share compared to $0.43 for the same period a year ago. The change is primarily attributable to the increase in net sales partially offset by the increase in cost of goods sold and the increase in operating expenses.

Fiscal 2004 Compared with Fiscal 2003

Net sales for the fiscal year decreased 25.5% to $52.6 million as compared to $70.6 million in fiscal 2003. The overall sales decrease was the result of a 70.8% (approximately $14.5 million) decrease in sales of the OEM and multimedia segment accompanied with a 6.9% (approximately $3.5 million) decrease in sales of the Core business segment compared to fiscal 2003. The decrease in the OEM/Multimedia segment for the year ended March 27, 2004 had been anticipated and was the result of the decrease in sales of multimedia products to Gateway, Inc.

The overall decrease in the Core business segment was the result of decreases in the gross sales of the home and aftermarket car product categories offset by increases in the custom and integrated product categories during the fiscal year.

During the three-month period ended March 27, 2004, the Core segment reflected an overall increase in gross sales of approximately 8%, primarily the result of new product introductions and increased sales of the Recepter Radio® during this quarter. Net income for the year was approximately $1.9 million compared to approximately $1.8 million a year ago, while diluted earnings per share increased to $.43 per share compared to $.41 per share last year. During January 2004, the Company, in partnership with Visteon Corporation, began initial shipments of its premium audio systems for the Chrysler Group for upcoming vehicles. The Company recorded net sales of approximately $0.9 million to Visteon Corporation during the three-months ended March 27, 2004. The Company anticipates a continued ramping up of these shipments during the first quarter of fiscal 2005. There is not at this time, however, sufficient historical information to predict with any certainty the volume of revenue the Company will experience during this initial stage.

During fiscal year 2004, the Company focused on introducing new and innovative products, particularly within its Core business segment. Revenue from these new product introductions partially offset the loss of revenue from discontinued product lines. Introductions of upgraded versions of existing product offerings, while permitting the Company to remain competitive, are not likely to result in significant increases in revenue over the long term.

During the first quarter of fiscal 2004, the Company introduced new powered subwoofers to the Company’s acclaimed PV series of products replacing discontinued models. The PV700 and PV900, have suggested retails of $500 and $700 each respectively. During the third quarter of fiscal 2004, the Company introduced an upgraded series of its Micro high-performance satellite speaker systems. These compact satellites are small enough to fit anywhere. There are four models, Micro 110x, Micro 120x, Micro 130x, and the MicroCenter, with suggested retail prices ranging from $100 to $250 each. Also contributing to gross sales during the latter half of fiscal 2004, were sales of VR® floorstanding speaker systems. The VR Series have suggested retail prices ranging from $300 to $625 each. In addition, sales of the Company’s high-performance AM/FM Recepter Radio increased during the fiscal year as compared to the previous fiscal year.

The custom product category of speakers was enhanced with the introduction of several models during the fiscal year. The VRi595, with a suggested retail price of $800 per speaker, is a high-end, three-way in-ceiling speaker used in Hidden Theater™ applications and is styled to blend into any décor and skillfully engineered with a unique, rotating baffle so that the sound may be directed towards the listening position. The VRi585T2 and the DSi465T2, with suggested retail prices of $500 and $350 each respectively, are versatile in-ceiling speaker systems; either model has the ability to deliver full-range, two-channel stereo sound from a single installation location, or can be used as a diffuse surround speaker in Hidden Theater systems.

The SL line of after-market car speaker systems was introduced during the second fiscal quarter and is currently composed of three models to fit the broadest range of vehicles. With suggested retail prices ranging from $250 to $300, all models share the same technology and sound quality, and are engineered to make them ideal for factory mounting locations.

The OEM/Multimedia segment included sales of the BA745 three-piece system and the BA7900™ high-performance 6-piece 5.1 channel powered speaker system, which was introduced in the fall of 2002. These three-speaker systems are designed for use with personal computers and were offered via the Company’s OEM customer, Gateway, Inc. (“Gateway”).

The Company’s gross margin as a percentage of net sales increased to 40.3% in fiscal 2004 compared to 30.8% in fiscal 2003. This increase was due to the higher proportion of higher margin Core business sales, a reduction in payroll and payroll-related costs, and the continued improvements in manufacturing efficiencies that were implemented at the end of the fourth quarter of fiscal 2003. The lower margin OEM/Multimedia segment represented a smaller proportion of total net sales during fiscal 2004 (11.4%) as compared to fiscal 2003 (29.1%), contributing to the Company’s overall gross margin increase.

Total operating expenses although increasing as a percentage of net sales from 32.0% to 36.3%, have decreased in absolute dollars by approximately $3.6 million. This decrease is the result of the corporate reorganization and rationalization plan implemented in the fourth quarter of fiscal 2003, which resulted in reduced payroll costs and expenses across all departments during fiscal 2004. Selling and marketing expenses have decreased in absolute dollars (approximately $633,000) as compared to the same period a year ago. The decrease was due to decreases in payroll and payroll-related expenses (approximately $466,000) and corporate advertising and literature expenses (approximately $891,000) partially offset increases in sales promotions and commissions (approximately $144,000), trade show and travel expenses (approximately $329,000) and consulting services (approximately $238,000) as compared to the same periods a year ago. General and administrative expenses have decreased in absolute dollars (approximately $617,000) as compared to the same period a year ago. The decrease in general and administrative expenses was the result of decreases in payroll and payroll-related expenses (approximately $478,000), the decrease in value of donations contributed to charitable organizations (approximately $217,000), decrease in depreciation related to the corporate ERP system software and hardware implemented in 1999 (approximately $143,000) were partially offset by increases in corporate tax and general consulting fees (approximately $251,000). Engineering and development expenses have decreased in absolute dollars (approximately $2,313,000), due to a reduction in payroll and payroll-related expenses (approximately $1,104,000) and consulting fees, which vary from year to year, (approximately $1,164,000) as compared to the corresponding periods in fiscal 2003.

For fiscal 2004, the Company reported interest income, net for the fiscal year, of approximately $102,000 compared to interest income, net of approximately $163,000 last fiscal year. The decrease is primarily the result of lower interest rates during the year.

Other income for fiscal 2004 includes approximately $480,000 for foreign currency gains related to the translation and consolidation of the foreign subsidiaries and approximately $3,000 related to the gain on the sale of property and equipment. In fiscal 2003, approximately $211,000 for foreign currency gains related to the translation and consolidation of the foreign subsidiaries and approximately $98,000 related to the gain on the sale of property and equipment. The gain on sale of property in fiscal 2003 was primarily from the sale of a fully depreciated automated production line.

The Company’s effective tax rate returned to a normalized level of 31.2% in fiscal 2004. The Company recorded an income tax benefit of approximately $2.2 million for fiscal 2003 in order to recognize a deferred tax asset related to the fiscal 2003 net operating loss and certain research tax credits identified for prior fiscal years. The tax credits identified were both federal and Massachusetts research tax credits and resulted in significant federal and state tax cash savings.

The Company posted net income for fiscal 2004 of approximately $1.9 million compared to approximately $1.8 million for fiscal 2003, while diluted earnings per share were $0.43 per share compared to $0.41 for the same period a year ago. The change is primarily attributable to the reduction in net sales partially offset by the increase in gross profit and the decrease in operating expenses resulting from the corporate reorganization and rationalization plan implemented during the fourth quarter of fiscal year 2003.

Liquidity and Capital Resources

As of March 26, 2005, the Company’s working capital was approximately $24,174,000, an increase of $2,491,000 from March 27, 2004. Current assets increased by approximately $2,325,000 due to an increase in accounts receivable and prepaid expenses. Current liabilities decreased by approximately $167,000 due to decreases in accrued expenses, accrued income taxes and a foreign subsidiary’s decrease in working capital line of credit, offset by increases in accounts payable and accrued payroll and payroll-related expenses. The Company has two lines of credit with two U.S. banking institutions totaling $ 26,500,000. At March 26, 2005, the Company did not have any borrowings under either of these USD lines of credit. One foreign subsidiary, which has a Euro denominated working capital line of credit had approximately $9,000 outstanding at March 26, 2005.

Cash decreased in fiscal 2005 by approximately ($767,000), while increasing in fiscal 2004 and 2003 by approximately $611,000 and $1,807,000, respectively. Net cash provided by operating activities in fiscal years 2005, 2004 and 2003 was approximately $2,802,000, $5,919,000 and $9,388,000, respectively. Differences in cash flows from operating activities over this three-year period were primarily related to significant year-to-year changes in net income, accounts receivable, inventories and accounts payable. Net cash used in investing activities for fiscal years 2005, 2004 and 2003 was approximately $1,998,000, $1,488,000 and $1,123,000, respectively. Net cash used in investing activities during these periods were for improvements to the existing facility and purchases of property and equipment. Net cash used in financing activities in fiscal years 2005, 2004 and 2003 was approximately ($1,571,000), ($3,820,000) and ($6,458,000), respectively. In fiscal 2005 net cash used in financing activities included payment of dividends of approximately $1,418,000. In fiscal 2004 net cash used in financing activities included the repurchase of 274,700 shares of common stock for approximately $3,281,000. In fiscal 2003, net cash used in financing activities included $2,500,000 of repayments of borrowings under one of the Company’s credit facilities. In addition, during fiscal 2003, the Company repurchased 194,000 shares of common stock for approximately $2,429,000.

Given the Company’s historical profitability and its ability to manage expenses, the Company believes that its current resources are adequate to meet its requirements for working capital expenditures through the foreseeable future.

Contractual Obligations

The Company had certain obligations as of March 26, 2005 due as follows:

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-Term Debt	$9,432	$9,432	$—	$—	$—
Operating Leases	304,714	134,178	130,142	40,394	—

Total	$314,146	$143,610	$130,142	$40,394	$—

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the consolidated financial statements. We believe that our most critical accounting policies include revenue recognition, reserve for bad debts and other allowances, and inventory related reserves.

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 104, Revenue Recognition (“SAB 104”).

Revenue is generally recognized when products are (1) delivered to customers provided that there are no uncertainties regarding customer acceptance, (2) there is persuasive evidence of an arrangement, (3) the sales price is fixed or determinable and (4) collection of the related receivable is probable. At the time of revenue recognition, we provide reserves for sales returns, various sales rebates, timely pay discounts, and freight reserves. The determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of sales price for the products delivered and the collectibility of those amounts. At the time of revenue recognition, we also accrue a warranty reserve for estimated costs to provide warranty services. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions.

Reserve for bad debts and other allowances

Significant management judgments and estimates must be made and used in connection with establishing the allowances for rebates and timely pay discounts in any accounting period. Similarly, our management must make estimates of the uncollectibility of our accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The decrease in amounts charged to costs and expenses during fiscal 2005 is the result of a decrease in the general reserve due primarily to the higher accounts receivable balance of an OEM customer at March 26, 2005 that did not require a reserve. Historically, we have not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

	March 26, 2005	March 27, 2004	March 29, 2003
Doubtful accounts reserve beginning of year	$582,000	$312,000	$366,000
Plus: amounts charged to (recovered from) costs and expenses	(32,000)	313,000	5,000
Less: amounts charged against doubtful accounts reserve	(93,000)	(43,000)	(59,000)

Doubtful accounts reserve end of year	$457,000	$582,000	$312,000

	March 26, 2005	March 27, 2004	March 29, 2003
Reserve for off-invoice allowances beginning of year	$2,353,000	$2,230,000	$3,005,000
Plus: amounts charged against revenues	4,485,000	8,286,000	10,522,000
Less: amounts charged against reserve for off-invoice allowances	(5,337,000)	(8,163,000)	(11,297,000)

Reserve for off-invoice allowances end of year	$1,501,000	$2,353,000	$2,230,000

Inventory Related Reserves

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of raw material, work-in-process and finished goods. Work-in-process and finished goods inventories consist of purchased components and finished products purchased from third party suppliers and raw materials, labor and manufacturing overhead.

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. As demonstrated during the last three years, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. The decrease in the provision for excess and obsolete inventory at March 26, 2005 is primarily attributable to discontinued products being scrapped during fiscal year 2005.

	March 26, 2005	March 27, 2004
Beginning inventory reserve	$2,850,000	$2,235,000
Plus: provision for excess and obsolete inventory	360,000	722,000
Less: amounts charged against reserve for excess and obsolete inventory	(550,000)	(107,000)

Ending inventory reserve	$2,660,000	$2,850,000

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, effective for public companies for annual periods beginning after June 15, 2005. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of SFAS No. 123R may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company is evaluating SFAS No. 123R and has not yet determined the amount of stock option expense which will be incurred in future periods.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company is currently evaluating the impact that adoption of SFAS No. 151 will have on its financial position and results of operations.

Significant Customers

Because of the strategic phase out of the OEM/Multimedia business, net sales to an OEM/Multimedia customer, which in previous periods were reported as a separate operating segment, were insignificant during fiscal 2005. The Company’s management has taken steps (including pursuit of additional OEM customers, expansion of the Company’s after-market automotive products offerings and renewed efforts to increase sales of the Company’s traditional products), which it believes will mitigate the consequences of the decrease in business from this customer. One customer accounted for approximately 11% of the Company’s net sales for the fiscal year ended March 26, 2005 as compared to approximately 31%, for the corresponding period a year ago. In March 2004 the Company announced that this particular customer would be reducing its annual purchases by approximately 50% beginning in May 2004. Additionally, a second significant customer accounted for approximately 25% of net sales for fiscal 2005 as compared to less than 10% of net sales for the corresponding periods a year ago. In addition to its strategy of expanding the Company’s product offerings, management believes its efforts to enlarge and diversify its customer base for all products will offset the decrease in business with this one customer.

International Operations

Export sales accounted for approximately 19% of the Company’s net sales during fiscal 2005 and 2004 and 15% during fiscal 2003, with sales concentrations in Europe, Canada and Asia/Pacific Rim. The Company also distributes its products through its three foreign subsidiaries. The Company obtains most of its supply of inventory from manufacturers located in foreign countries. Although the Company has no long-term, fixed price contracts or arrangements for inventory supplied by such foreign manufacturers, it has a long-standing course of dealing with its principal international supplier. The Company could readily obtain such inventory from other sources, but there can be no assurance that it would not be at some delay. Any substantial delay in obtaining inventory from another supplier could have an adverse effect on the Company’s business, results of operations and financial condition. A number of factors beyond the control of the Company, including, but not limited to, changes in world politics, unstable governments in foreign customer and manufacturer nations and inflation, may affect the operations or financial condition of the Company’s foreign customers and manufacturers, as well as the timing of orders and deliveries of Boston Acoustics’ products by such customers and manufacturers.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

(a)	Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

As of March 26, 2005, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are considered cash equivalents and consist of money market accounts. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

(b)	Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

For the year ended March 26, 2005, foreign currency translation gains were approximately $251,000 as a result of consolidating the foreign currencies of the Company’s subsidiaries. During fiscal 2005, the Company did not engage in any foreign currency hedging activities.

Item 8. Financial Statements and Supplementary Data

Boston Acoustics, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Boston Acoustics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Boston Acoustics, Inc. (a Massachusetts corporation) and subsidiaries (the “Company”) as of March 26, 2005 and March 27, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 26, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Acoustics, Inc. and subsidiaries at March 26, 2005 and March 27, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 26, 2005, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

Boston, Massachusetts

June 9, 2005

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 26, 2005	March 27, 2004
Assets
Current assets:
Cash and cash equivalents	$6,784,588	$7,552,054
Accounts receivable, net of allowance for doubtful accounts of approximately $457,000 and $582,000 in 2005 and 2004, respectively	11,234,090	8,202,044
Inventories	12,243,617	12,240,838
Deferred income taxes	2,099,000	2,492,000
Prepaid income taxes	858,000	480,000
Prepaid expenses and other current assets	1,028,474	956,142

Total current assets	34,247,769	31,923,078

Property and equipment, at cost:
Machinery and equipment	18,942,568	17,429,279
Building and improvements	8,795,567	8,795,567
Office equipment and furniture	6,352,829	5,902,487
Land	1,815,755	1,815,755
Motor vehicles	209,950	209,950

	36,116,669	34,153,038

Less—Accumulated depreciation and amortization	25,883,928	23,278,695

	10,232,741	10,874,343

Other assets, net	788,825	754,710
Deferred income taxes	486,000	406,000

	$45,755,335	$43,958,131

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,454,464	$7,322,535
Accrued payroll and payroll-related expenses	701,931	523,234
Accrued income taxes	603,307	649,512
Dividends payable	355,174	354,182
Other accrued expenses	949,168	1,081,361
Current maturity of line of credit	9,432	309,394

Total current liabilities	10,073,476	10,240,218

Commitments (Note 9)

Stockholders’ equity:
Common stock, $0.01 par value– Authorized—8,000,000 shares Issued— 4,178,531 and 5,161,514 shares in 2005 and 2004, respectively	41,785	51,615
Additional paid-in capital	—	1,789,689
Retained earnings	35,640,074	43,409,158

	35,681,859	45,250,462

Less—Treasury stock, 0 and 994,650 shares in 2005 and 2004, respectively, at cost	—	11,532,549

Total stockholders’ equity	35,681,859	33,717,913

	$45,755,335	$43,958,131

See accompanying notes.

BOSTON ACOUSTICS INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended
	March 26, 2005	March 27, 2004	March 29, 2003
Net sales	$59,058,361	$52,627,938	$70,629,162
Cost of goods sold	33,844,597	31,437,264	48,867,166

Gross profit	25,213,764	21,190,674	21,761,996

Selling and marketing expenses	11,661,073	10,057,112	10,690,311
General and administrative expenses	4,474,010	4,557,078	5,174,316
Engineering and development expenses	4,488,741	4,460,341	6,772,875

Total operating expenses	20,623,824	19,074,531	22,637,502

Income (loss) from operations	4,589,940	2,116,143	(875,506)
Interest income	71,840	134,856	188,959
Interest expense	(31,841)	(33,201)	(25,861)
Other income, net	250,524	483,335	309,292

Income (loss) before provision (benefit) for income taxes	4,880,463	2,701,133	(403,116)

Provision (benefit) for income taxes	1,644,000	844,000	(2,246,000)

Net income	$3,236,463	$1,857,133	$1,842,884

Net income per share:
Basic	$0.78	$0.44	$0.41

Diluted	$0.76	$0.43	$0.41

Weighted-average common shares outstanding (Note 2):
Basic	4,171,662	4,238,796	4,487,908

Diluted	4,235,403	4,277,397	4,552,100

Dividends per share	$0.34	$0.34	$0.34

See accompanying notes.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCK		Additional Paid-in Capital	Subscriptions Receivable	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Number of Shares	$0.01 Par Value
Balance, March 30, 2002	5,100,314	$51,003	$1,191,988	$(272,917)	$42,648,558	$(5,620,659)	$37,997,973
Reserve against subscription receivable	—	—	—	42,000	—	—	42,000
Purchase of 194,000 shares of common stock	—	—	—	—	—	(2,428,850)	(2,428,850)
Dividends	—	—	—	—	(1,513,033)	—	(1,513,033)
Net income	—	—	—	—	1,842,884	—	1,842,884

Balance, March 29, 2003	5,100,314	51,003	1,191,988	(230,917)	42,978,409	(8,049,509)	35,940,974

Exercise of stock options	61,200	612	597,701	—	—	—	598,313
Purchase of 274,700 shares of common stock	—	—	—	—	—	(3,281,165)	(3,281,165)
Charge related to conversion of full recourse notes and forgiveness of subscription receivable	—	—	—	230,917	—	(201,875)	29,042
Dividends	—	—	—	—	(1,426,384)	—	(1,426,384)
Net income	—	—	—	—	1,857,133	—	1,857,133

Balance, March 27, 2004	5,161,514	51,615	1,789,689	—	43,409,158	(11,532,549)	33,717,913
Exercise of stock options	11,667	117	146,077	—	—	—	146,194
Retirement of Treasury Stock	(994,650)	(9,947)	(1,935,766)	—	(9,586,836)	11,532,549	—
Dividends	—	—	—	—	(1,418,711)	—	(1,418,711)
Net income	—	—	—	—	3,236,463	—	3,236,463

Balance, March 26, 2005	4,178,531	$41,785	$—	$—	$35,640,074	$—	$35,681,859

See accompanying notes.

BOSTON ACOUSTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	March 26, 2005	March 27, 2004	March 29, 2003
Operating activities
Net income	$3,236,463	$1,857,133	$1,842,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,605,233	2,741,425	2,971,320
Gain on sale of property and equipment	—	(3,076)	(98,360)
Deferred income taxes	313,000	949,000	(1,422,000)
Charge related to conversion of full recourse notes and forgiveness of subscription receivable	—	29,042	42,000
Provision for (recovery of) bad debts	(32,259)	313,000	5,000
Changes in assets and liabilities:
Accounts receivable	(2,999,787)	(1,933,011)	4,243,505
Inventories	(2,779)	(321,799)	2,451,269
Prepaid expenses and other current assets	(450,332)	1,022,227	(1,447,577)
Accounts payable	131,929	1,692,289	399,562
Accrued payroll and other accrued expenses	299	(427,577)	400,786

Net cash provided by operating activities	2,801,767	5,918,653	9,388,389

Investing activities
Purchases of property and equipment	(1,963,631)	(1,425,786)	(1,268,318)
Proceeds from sale of property and equipment	—	3,643	124,773
Decrease (increase) in other assets	(34,115)	(65,882)	20,193

Net cash used in investing activities	(1,997,746)	(1,488,025)	(1,123,352)

Financing activities
Proceeds from exercise of stock options	146,194	598,313	—
Net proceeds from (payments on) line of credit	(299,962)	309,394	(2,500,000)
Purchase of treasury stock	—	(3,281,165)	(2,428,850)
Dividends paid	(1,417,719)	(1,446,338)	(1,529,523)

Net cash used in financing activities	(1,571,487)	(3,819,796)	(6,458,373)

Net increase (decrease) in cash and cash equivalents	(767,466)	610,832	1,806,664

Cash and cash equivalents, beginning of fiscal year	7,552,054	6,941,222	5,134,558

Cash and cash equivalents, end of fiscal year	$6,784,588	$7,552,054	$6,941,222

Supplemental disclosure of noncash financing and investing activities
Dividends payable	$355,174	$354,182	$374,136

Treasury stock deemed retired	$11,532,549	$—	$—

Partial forgiveness of recourse notes	$—	$90,443	$—

Conversion of recourse notes into non-recourse notes	$—	$140,474	$—

Decrease (increase) in minority interest in foreign subsidiary	$—	$37,344	$(19,079)

Supplemental disclosure of cash flow information
Cash paid for income taxes	$2,024,206	$455,912	$403,000

Cash paid for interest	$31,841	$33,201	$49,418

1. Operations and Significant Accounting Policies

Boston Acoustics, Inc. and subsidiaries (the Company) engineers, manufactures and markets home loudspeakers, automotive speakers and speakers for multimedia environments. The Company’s products are principally marketed in the United States, Canada, Europe and Asia/Pacific Rim through selected audio and audio-video specialty dealers and distributors.

The accompanying consolidated financial statements reflect the operations of Boston Acoustics Inc. and its wholly-owned subsidiaries: BA Acquisition Corp. (also known as Snell Acoustics); Boston Acoustics Securities, Inc. (a Massachusetts securities corporation); Boston Acoustics Foreign Sales Corporation; Boston Acoustics Asia Pacific; Boston Acoustics Italia, S.p.A. (an Italian corporation) and Boston Acoustics Deutschland, GmbH (a German corporation): and its majority-owned subsidiary, Boston Acoustics UK, Ltd. (a United Kingdom corporation). All significant intercompany amounts have been eliminated in consolidation.

On June 8, 2005, the Company signed a definitive merger agreement to be acquired by D&M Holdings US, Inc. for $17.50 per share in cash, or a total of approximately $76.0 million. The transaction has been approved by the Company’s board of directors and is subject to shareholder approval and other customary closing conditions.

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

At the time of revenue recognition, the Company provides reserves for sales returns, various sales rebates, timely pay discounts, and freight reserves.

The Company charges many of its customers shipping and freight costs related to the delivery of its products. Accordingly, the Company follows the provisions of Emerging Issues Task Force (EIFT) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Amounts charged to customers are included in net sales in the accompanying consolidated statements of income. The related shipping and handling costs are recorded in the cost of sales in the accompanying consolidated statements of income.

1. Operations and Significant Accounting Policies (continued)

The Company also follows the provisions of EITF Issue No. 01-09 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company offers cooperative advertising and other similar programs to its largest customers whereby the customers can earn sales credits for approved advertisements involving the Company’s products. The Company records these credits as an adjustment to the selling price of its products. During the years ended March 26, 2005, March 27, 2004, and March 29, 2003, cooperative advertising and other similar credits included as sales adjustments were approximately $661,000, $1,870,000 and $2,650,000, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. As of March 26, 2005 and March 27, 2004, all of the Company’s cash equivalents were held in money market accounts.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 26, 2005	March 27, 2004
Raw materials	$3,339,019	$2,017,295
Work-in-process	1,467,862	1,244,599
Finished goods	7,436,736	8,978,944

	$12,243,617	$12,240,838

Work-in-process and finished goods inventories consist of purchased components and finished products purchased from third party suppliers and raw materials, labor and manufacturing overhead.

Reclassifications

Certain amounts in the prior-period consolidated financial statements have been reclassified to conform to the current period’s presentation.

1. Operations and Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated over their estimated useful lives. The Company provides for depreciation and amortization using both the straight-line and accelerated methods by charges to operations in amounts estimated to allocate the cost of the assets over their estimated useful lives, as follows:

Asset Classification	Estimated Useful Life
Machinery and equipment	3–5 years
Building and improvements	39 years
Office equipment and furniture	3–5 years
Motor vehicles	3 years

The Company’s policy is to capitalize expenditures for major improvements and expense repairs and maintenance for expenditures that do not extend the life of the related assets.

Warranty Costs

The Company’s products generally carry a one to five-year warranty. The Company establishes a warranty reserve based on anticipated warranty claims at the time product revenue is recognized. Factors that affect the Company’s warranty reserve level include the number of sold units, the anticipated cost of warranty repairs and historical and anticipated rates of warranty claims.

The following table provides the detail of the change in the Company’s product warranty reserve, which is a component of other accrued expenses on the consolidated balance sheets:

	March 26, 2005	March 27, 2004
Beginning warranty reserve	$250,000	$233,000
Plus: amounts accrued related to new sales	32,000	125,000
Less: amounts charged against warranty reserve	(82,000)	(108,000)

Ending warranty reserve	$200,000	$250,000

During the years ended March 26, 2005, March 27, 2004 and March 29, 2003, warranty costs recorded by the Company were approximately $32,000, $125,000 and $167,000, respectively.

1. Operations and Significant Accounting Policies (continued)

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the Company has determined that the functional currency of its foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities for these entities are translated at year-end exchange rates, while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. During the years ended March 26, 2005, March 27, 2004 and March 29, 2003, foreign currency translation gains were approximately $251,000, $480,000 and $211,000, respectively, and were included in other income in the accompanying consolidated statements of income.

Income Taxes

The Company provides for income taxes under the liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The Company is required to record a valuation allowance when it is more likely than not that some portion or all of deferred tax assets will not be realized.

Stock-based Compensation

The Company accounts for its stock-based compensation under SFAS No. 123 Accounting for Stock-Based Compensation. The Company continues to apply APB No. 25 for employee stock option awards and elected the disclosure-only alternative for the same under SFAS No. 123. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure, and amendment of FASB Statement No. 123. SFAS 148 requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used to report results.

1. Operations and Significant Accounting Policies (continued)

The Company has computed the pro forma disclosures required under SFAS Nos. 123 and 148 for all stock options granted to employees using the Black-Scholes option-pricing model prescribed by SFAS No. 123. The assumptions used and the weighted-average information for the years ended March 26, 2005, March 27, 2004 and March 29, 2003 are as follows:

	March 26, 2005	March 27, 2004	March 29, 2003
Risk-free interest rate	3.43%	4.47% – 6.53%	4.47% – 6.53%
Expected dividend yield (per share)	$0.34	$0.34	$0.34
Expected lives	5 – 9 years	5 – 10 years	5 – 10 years
Expected volatility	51%	40%	45%

The weighted-average grant date fair value per share of options granted during the years ended March 26, 2005, March 27, 2004 and March 29, 2003 under these plans is $10.98, $7.93 and $3.51, respectively.

As of March 26, 2005, March 27, 2004 and March 29, 2003, the weighted average remaining contractual life of outstanding options under these plans is 2.01 years, 6.90 years and 6.86 years, respectively.

1. Operations and Significant Accounting Policies (continued)

Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s pro forma net income and basic and diluted net income per share would have been as follows:

	March 26, 2005	March 27, 2004	March 29, 2003
Net income as reported	$3,236,463	$1,857,133	$1,842,884

Less: fair value of all employee stock-based compensation awards	(130,361)	(1,233,599)	(1,226,735)

Pro forma net income	$3,106,102	$623,534	$616,149

Net income per share, as reported:

Basic	$0.78	$0.44	$0.41
Diluted	0.76	0.43	0.41

Net income per share, pro forma:
Basic	$0.74	$0.15	$0.14
Diluted	0.73	0.15	0.14

Postretirement and Postemployment Benefits

The Company has no obligation for postretirement or postemployment benefits.

Concentration of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure

1. Operations and Significant Accounting Policies (continued)

of financial instruments that subject the Company to significant concentrations of credit risk with respect to its cash and cash equivalents and accounts receivable balances. The Company maintains the majority of its cash balances with three highly rated financial institutions. The Company’s accounts receivable credit risk is not concentrated within any geographic area and does not represent a significant credit risk to the Company. The Company maintains an allowance for potential credit losses, but historically it has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. To control credit risk, the Company performs regular credit evaluations of its customers’ financial condition.

Significant customers with respect to accounts receivable and net sales are as follows:

	Net Sales for the Year Ended			Accounts Receivable as of
	March 26, 2005	March 27, 2004	March 29, 2003	March 26, 2005	March 27, 2004
Customer A	11%	31%	17%	*	30%
Customer B	25%	*	*	32%	15%
Customer C	*	*	29%	*	*

*	Customer does not exceed 10% of net sales or accounts receivable.

Financial Instruments

Financial instruments consist of cash equivalents, accounts receivable, accounts payable, subscriptions receivable and lines of credit. The estimated fair values of these financial instruments approximate their carrying values. The Company’s cash equivalents are generally financial institution money market accounts. The Company, by policy, limits the amount of credit exposure to any one financial institution.

1. Operations and Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the recoverability of the carrying value of its long-lived assets, other than goodwill and other intangible assets, for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining life of such assets. If these projected cash flows are less than the carrying amount, impairment would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the assets. The Company determined that there was no impairment of its long-lived assets during the years ended March 26, 2005, March 27, 2004 and March 29, 2003.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between net income and comprehensive income for any of the periods presented.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment—An Amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”), which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, effective for public companies for annual periods beginning after June 15, 2005. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of SFAS No. 123R may have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The Company is evaluating SFAS No. 123R and has not yet determined the amount of stock option expense which will be incurred in future periods.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), Inventory Costs, an amendment of APB No. 43, Chapter 4. The amendments made by SFAS No. 151 will improve financial reporting by requiring that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The Company is currently evaluating the impact that adoption of SFAS No. 151 will have on its financial position and results of operations.

2. Net Income Per Share

Net income per share is based upon the weighted-average number of shares and share equivalents outstanding each year.

The computation of basic and diluted shares outstanding, is as follows:

	Years ended
	March 26, 2005	March 27, 2004	March 29, 2003
Basic weighted-average common shares outstanding	4,171,662	4,238,796	4,487,908
Dilutive effect of assumed exercise of stock options	63,741	38,601	64,192

Weighted-average common shares outstanding assuming dilution	4,235,403	4,277,397	4,552,100

For the years ended March 26, 2005, March 27, 2004 and March 29, 2003, 50,103, 241,595, and 188,550 options, respectively, have been excluded from the weighted-average number of common and dilutive potential shares outstanding, as their effect would be antidilutive.

3. Income Taxes

The components of the Company’s net deferred tax asset consists of the tax effects of foreign net operating loss carryforwards, research tax credits, and temporary differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance has been provided for the portion of the deferred tax assets related to net operating loss carryforwards of the Company’s Italian and UK subsidiaries, as the realizability of this asset is uncertain. The Company expects to fully realize the remaining deferred tax amounts.

During fiscal 2003, the Company undertook a project to identify historical research and development tax credits that had not been previously identified or claimed in prior year tax returns. The Company identified approximately $1.5 million of historical federal and state research and development tax credits related to fiscal years 1999, 2000, 2001 and 2002. Accordingly, the Company has recorded an income tax benefit during fiscal 2003 in order to recognize the deferred tax asset related to these historical credits. The Company has received refunds totaling $676,565 during fiscal 2004 and $398,656 during fiscal 2005.

The income tax provision includes a non-recurring reduction to an income tax reserve of $192,000. The specific reserve was originally provided for during fiscal 2002 and related to the Company’s wholly-owned German subsidiary.

The approximate income tax effect of the Company’s deferred tax assets are as follows:

3. Income Taxes (continued)

	March 26, 2005	March 27, 2004
Current deferred tax asset–
Accrued expenses not currently deductible	$204,000	$431,000
U.S. net operating loss carryforwards	380,000	380,000
Receivable and related reserves	420,000	618,000
Inventory reserves	1,004,000	1,076,000
Research and development tax credits	91,000	91,000
Foreign net operating loss carryforwards	433,000	224,000

	2,532,000	2,820,000

Noncurrent deferred tax asset–
Depreciation	486,000	406,000

Total deferred tax assets	3,018,000	3,226,000

Valuation allowance	(433,000)	(224,000)

	2,585,000	3,002,000

Deferred tax liability–
Prepaid expenses	—	(104,000)

Net deferred tax assets	$2,585,000	$2,898,000

The components of the provision (benefit) for income taxes shown in the accompanying consolidated statements of income consist of the following:

3. Income Taxes (continued)

	Years ended
	March 26, 2005	March 27, 2004	March 29, 2003
Current:
Federal	$1,503,000	$921,000	$(439,000)
State	200,000	82,000	(385,000)

	1,703,000	1,003,000	(824,000)

Deferred:
Federal	203,000	(77,000)	(939,000)
State	(70,000)	(82,000)	(483,000)

	133,000	(159,000)	(1,422,000)

Tax reserve release	(192,000)	—	—

Provision (benefit) for income taxes	$1,644,000	$844,000	$(2,246,000)

The Company’s net deferred tax asset decreased $313,000 during fiscal 2005. This decrease consisted of a deferred liability of $133,000 and a reclassification to deferred income taxes of $180,000. During fiscal 2004, the Company’s net deferred tax asset decreased by $949,000. This decrease consisted of a deferred benefit of ($159,000) and a reclassification to deferred income taxes of $790,000.

The Company’s effective income tax rate varies from the amount computed, using the statutory U.S. income tax rate, as follows:

	March 26, 2005	March 27, 2004	March 29, 2003
Federal statutory rate	34.0%	34.0%	34.0%
Increase (decrease) in taxes resulting from state income taxes, net of federal income tax benefit	1.8	—	(95.5)
Foreign sales corporation / extra territorial income exclusion	—	—	(23.8)
Research and development tax credits and net operating loss	(3.1)	(9.3)	(476.4)
Tax reserve release	(4.0)	—	—
Change in valuation allowance related to deferred taxes of foreign subsidiaries	4.3	.7	(1.5)
Other	0.7	5.8	6.0

	33.7%	31.2%	(557.2)%

4. Stockholders’ Equity

Stock Options

In February 1996, the Board of Directors approved an incentive stock option plan (the 1996 Plan) authorizing the issuance of incentive stock options and nonqualified stock options for the purchase of up to 300,000 shares of common stock. The 1996 Plan is administered by the Board of Directors, and options are granted at not less than the fair market value of the Company’s common stock on the date of grant. As of March 26, 2005, the Company has 168,000 options outstanding under the 1996 Plan.

In May 1997, the Board of Directors approved a new stock option plan (the 1997 Plan) authorizing the issuance of incentive stock options and nonqualified stock options for the purchase of up to 950,000 shares of common stock. The 1997 Plan permits the granting of nonqualified stock options and incentive stock options. As of March 26, 2005, the Company has 248,075 options outstanding under the 1997 Plan.

The following is a summary of stock option activity under all of the Company’s incentive stock plans:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at March 30, 2002	702,300	$9.26–20.25	$12.46
Granted	20,000	10.25-11.25	10.58
Canceled	(31,900)	9.63-20.25	15.39

Outstanding at March 29, 2003	690,400	9.26-20.25	12.26
Granted	65,000	10.99	10.99
Exercised	(61,200)	9.26-11.625	9.78
Canceled	(208,450)	9.43-18.083	15.58

Outstanding at March 27, 2004	485,750	9.43-20.25	10.98
Granted	39,575	11.16-12.812	12.31
Exercised	(11,667)	10.989-12.7875	12.53
Canceled	(97,583)	10.813-11.625	11.312

Outstanding at March 26, 2005	416,075	$9.26-20.25	$10.98

Exercisable at March 26, 2005	344,742	$9.26-20.25	$11.02

Exercisable at March 27, 2004	311,584	$9.26-20.25	$17.11

Options available for future grant at March 26, 2005	731,758

4. Stockholders’ Equity (continued)

The following table summarizes information about the Company’s stock options at March 26, 2005:

	As of March 26, 2005
		Options Outstanding		Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Outstanding	Weighted Average Exercise Price Per Share
$9.26-$12.812	388,075	1.99	$10.41	320,742	$10.43
$18.083-$20.25	28,000	2.22	$18.86	24,000	$18.99

	416,075	2.01	$10.98	344,742	$11.02

Subscriptions Receivable

During fiscal 2004, in connection with the termination of one employee, the Company determined that previously issued full recourse promissory notes, would not be repaid in full. The Company elected to exchange the 21,250 shares for the forgiveness of all amounts due under the notes, and recorded the shares as treasury stock at their fair value on the date of forgiveness.

5. Loan Agreement and Lines of Credit

In June 1997, the Company entered into an unsecured revolving loan agreement with a bank for $25,000,000. The agreement expires on September 1, 2005. Interest on outstanding borrowings is charged at LIBOR on the first day of the interest period plus a fixed-rate spread based on certain financial ratios (3.35% as of March 26, 2005). As of March 26, 2005 and March 27, 2004, there were no amounts outstanding under the loan agreement.

The Company also has a $1,500,000 unsecured line of credit with another bank available for letters of credit, bankers’ acceptances and direct advances. Interest on letters of credit and bankers’ acceptances is based on the prevailing rate (5.75% at March 26, 2005). Direct advances accrue interest at the bank’s commercial base rate (1.88% at March 26, 2005). No amounts were outstanding under this line of credit at March 26, 2005 and March 27, 2004.

The Company also has a 250,000 euro line of credit with an Italian bank. At March 26, 2005, the Company had an USD $9,432 equivalent outstanding under this line of credit.

The Company was in compliance with all covenants under these lines as of March 26, 2005.

6. Segment Reporting

In certain previous periods we managed our business in two operating segments: Core and OEM/Multimedia. Inasmuch as there has been a significant decline in our multimedia business, we now manage our business as a single operating segment. Manufacturing processes are largely the same for all product lines. Our chief operating decision makers use consolidated results to make operating and strategic decisions. Segment information for fiscal 2004 and 2003 is as follows:

	Core	OEM and Multimedia	Total
2004

Net sales	$46,633,345	$5,994,593	$52,627,938

Gross profit	$20,887,493	$303,181	$21,190,674

Depreciation and amortization	$1,747,148	$143,733	$1,890,881

Capital expenditures	$1,294,243	$131,543	$1,425,786

2003

Net sales	$50,107,244	$20,521,918	$70,629,162

Gross profit	$18,765,164	$2,996,832	$21,761,996

Depreciation and amortization	$1,719,810	$181,818	$1,901,628

Capital expenditures	$1,268,318	$—	$1,268,318

6. Segment Reporting (continued)

Total assets specifically identifiable within each reportable segment are listed in the table below. Assets included in the OEM and Multimedia segment consist of accounts receivable, inventories and fixed assets.

March 27, 2004
Core	$42,237,576
OEM and Multimedia	1,720,555

$43,958,131

The following table identifies net sales by geographic region. Net sales are attributed to countries based on location of customer:

	Year Ended
	March 26, 2005	March 27, 2004	March 29, 2003
United States	$47,569,825	$42,614,510	$60,040,015
Other	11,488,536	10,013,428	10,589,147

	$59,058,361	$52,627,938	$70,629,162

No individual country included in “Other” accounted for more than 10% of net sales for the fiscal years presented above.

7. Other Accrued Expenses

Other accrued expenses consist of the following:

	March 26, 2005	March 27, 2004
Warranty reserve	$200,000	$250,000
Severance costs	—	120,000
Advertising	360,807	405,652
Other	388,361	305,709

	$949,168	$1,081,361

8. Employee Benefit Plan

The Company has a 401(k) Retirement Plan (the 401(k) Plan). The 401(k) Plan is a defined contribution plan established under the provisions of Section 401(k) of the Internal Revenue Code. The Company may make a matching contribution of 25% of each participant’s contribution, up to a maximum of 5% of a participant’s compensation for the plan year. The Company contributed approximately $72,000, $73,000 and $63,000 to the 401(k) Plan during fiscal years 2005, 2004 and 2003, respectively.

9. Commitments

The Company has leased certain of its facilities under operating lease agreements that expire in fiscal 2006. The leases require payments of approximately $81,000 through fiscal 2006. The Company also has lease arrangements for office equipment. At March 26, 2005, the future minimum payments under these leases for fiscal years 2006, 2007, 2008, 2009 and 2010 were $134,178, $76,340, $53,802, $38,778 and $1,616, respectively, for a total of $304,714.

Total rent expense for fiscal 2005, 2004 and 2003 was approximately $169,000, $124,000, and 181,000, respectively.

As of March 26, 2005, there were no lawsuits outstanding against the Company.

10. Accounts Receivable Reserves

	Allowance for Doubtful Accounts
	Balance, Beginning of Year	Charged to Costs and Expenses	Deductions(1)	Balance, End of Year
For the fiscal year ended:
March 26, 2005	$582,000	$(32,000)	$(93,000)	$457,000

March 27, 2004	$312,000	$313,000	$(43,000)	$582,000

March 29, 2003	$366,000	$5,000	$(59,000)	$312,000

(1)	Amounts deemed uncollectible net of recoveries of previously reserved amounts.

	Reserve for Off-Invoice Allowances(2)
	Balance, Beginning of Year	Charged to Revenues	Deductions	Balance, End of Year
For the fiscal year ended:
March 26, 2005	$2,353,000	$4,485,000	$(5,337,000)	$1,501,000

March 27, 2004	$2,230,000	$8,286,000	$(8,163,000)	$2,353,000

March 29, 2003	$3,005,000	$10,522,000	$(11,297,000)	$2,230,000

(2)	Amounts are netted against accounts receivable and include allowances for various sales rebates, timely pay discounts and freight rebates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a.) Evaluation of disclosure controls and procedures. Based on their evaluation of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K, our President and CEO (principal executive officer) and our Vice President - Finance (principal financial officer) have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the President and CEO and the Vice President - Finance, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.) Changes in internal controls. There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 26, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following are summaries of the background and business experience and descriptions of the principal occupations of the Board of Directors:

Andrew G. Kotsatos (age 65) co-founded the Company in February 1979 and has served as a Director since the Company’s inception. He was Executive Vice-President from February 1979 until April 1986, President from April 1986 until November 1996, and Chairman of the Board, Chief Executive Officer and Treasurer from November 1996 until May 2002. Although no longer Chief Executive Officer, Mr. Kotsatos maintains his position as Chairman of the Board and Treasurer. Mr. Kotsatos previously held positions with two other audio manufacturers, KLH Research and Development Corporation and Advent Corporation. His last position at Advent was Audio Products Manager and Chief Speaker Designer.

Moses A. Gabbay (age 60) was elected Chief Executive Officer of the Company in May 2002. He was elected President of the Company in May 2003, a position he previously held from August 2000 until May 2002. Prior to his election as Chief Executive Officer, he held the office of President and Chief Operating Officer of the Company from August 2000 until May 2002. He was Chief Operating Officer from May 2000 through August 2000 and was elected a Director in May 2000. Prior to that, he served as Vice-President—Engineering since joining the Company in 1981. Mr. Gabbay was previously Director of Engineering at Avid Corporation and an acoustic engineer for Teledyne Acoustic Research.

David E. Bell (age 56) was elected a Director of the Company on May 26, 2004. Professor Bell has been a Professor at the Harvard Business School since 1977. He currently teaches marketing in the school’s executive program and retailing in the school’s MBA program. Professor Bell is also the faculty chair of the school’s Agribusiness Seminar and the head of the school’s marketing department. In addition, Professor Bell has published a number of books and research papers during his tenure at the Harvard Business School and was awarded the Ramsey Medal by the Decision Analysis Society of INFORMS for distinguished contributions to the field of marketing in 2001. Dr. Bell holds an undergraduate degree from Oxford University and a Ph.D. from Massachusetts Institute of Technology.

E. William Boehmler (age 65) was elected a Director of the Company on May 26, 2004. Mr. Boehmler retired in June 2000. Prior to his retirement, he served as Vice-President and Treasurer of International Paper Company from 1986 to 2000, having been with International Paper in various capacities since 1975. Before joining International Paper, he worked as an Associate in the Corporate Finance Department of Goldman, Sachs & Co. from 1971 to 1975 and as an Assistant Vice-President and Vice-President in the Corporate Finance Department of Laird Incorporated from 1968 to 1971. Mr. Boehmler holds an undergraduate degree from Yale University and a MBA from Harvard University.

George J. Markos (age 56) has been a Director of the Company since August 1996. Mr. Markos has been Senior Vice-President and General Counsel of Yell-O-Glow Corporation, a produce distributor, since 1991. Between 1988 and 1991, Mr. Markos was Senior Counsel and Assistant Secretary of Norton Company, Inc., a manufacturer of abrasive products and industrial ceramics. Mr. Markos holds an undergraduate degree from Rutgers University, a J.D. from Suffolk University School of Law and an LL.M. from Boston University School of Law.

Executive Officers

In addition to two directors who are also executive officers of the Company (Andrew G. Kotsatos, who is Chairman of the Board and Treasurer, and Moses A. Gabbay, who is President and Chief Executive Officer), the following persons serve as executive officers of the Company:

Michael B. Chass (age 35) has been Vice-President—OEM since August 1999. He joined the Company in 1994 as an account manager. In 1996, he became a Sales Manager and in 1998 became a Director of Sales. Mr. Chass was formerly employed by C.P.S. Marketing as an Assistant Director of Sales and Marketing. He holds a BS in Marketing from the University of Missouri.

Debra A. Ricker (age 49) was named Vice-President—Finance in May 1993. Prior to joining the Company in October 1986 as Controller, Ms. Ricker was employed by Babco-Textron, a manufacturer of small aircraft engine components, where her last position was Assistant Controller. She holds a BS degree from Merrimack College and an MSF degree from Bentley College.

There are no family relationships among any Directors or executive officers.

Audit Committee

The Board of Directors has a standing Audit Committee. The Audit Committee oversees the accounting and audit functions of the Company, including matters relating to the appointment and activities of the Company’s auditors. For a portion of the fiscal year ended March 26, 2005, until the completion of the 2004 audit, the Audit Committee was comprised of Alexander E. Aikens, III, George J. Markos, Fletcher H. Wiley, David E. Bell and E. William Boehmler. For the remainder of the fiscal year ended March 26, 2005 and as of the date of this Annual Report on Form 10-K, the members of the Audit Committee are E. William Boehmler (Chair), David E. Bell and George J. Markos, each of whom is an independent director within the meaning of rules and regulations promulgated by the Securities and Exchange Commission and the listing requirements of Nasdaq. The Board of Directors has determined that Mr. Boehmler is an “audit committee financial expert” as defined under applicable rules of the Securities and Exchange Commission.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of the outstanding shares of our Common Stock to file with the Securities and Exchange Commission and the Nasdaq Stock Market reports of ownership and changes in ownership of our voting securities and to furnish copies of such reports to us. Based solely on a review of copies of such reports furnished to us or written representations from certain persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were complied with during the fiscal year ended March 26, 2005, except that (i) Sheila Baird and Michael Kimelman, the principals of Kimelman & Baird, LLC, each made two late filings reporting a number of transactions, thirteen of which (three transactions from fiscal 2004 and seven transaction from fiscal 2005) were not reported on a timely basis; (ii) Alexander E. Aikens, III, a former director of the Company, made one late filing reporting three transactions that were not reported on a timely basis while he was still a director; (iii) Debra A. Ricker, our Vice President - Finance, failed to report a transfer of shares to her ex-husband pursuant to a domestic relations order; and (iv) Andrew G. Kotsatos, our Treasurer and the Chairman of our Board, failed to report two gift transfers of shares to his wife as Trustee for their children’s trusts.

Code of Ethics

We adopted a Code of Ethics that applies to our principal chief executive officer, our principal financial officer, our principal accounting officer or controller, and all members of our board of directors. The Code of Ethics appears on our Internet website at www.bostonacoustics.com. We intend to disclose any amendments to, or waivers from, a provision of our Code of Ethics on our website.

Item 11. Executive Compensation

Summary Compensation Table

The following tables and notes present the compensation received by the our Chief Executive Officer and all of our other executive officers for each of the last three fiscal years.

Name and Principal Position	Fiscal Year (1)	Annual Compensation			Long-Term Compensation	All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options (#)
Andrew G. Kotsatos (Chairman of the Board and Treasurer)(2)	2005 2004 2003	250,000 250,000 350,000	— — —	— — —	— — —	37,239 31,492 7,372	(3) (3) (3)

Moses A. Gabbay (President and Chief Executive Officer)(4)	2005 2004 2003	225,000 225,000 300,000	50,000 — —	— — —	— — —	2,957 2,375 2,375	(5) (5) (5)

Debra A. Ricker (Vice-President—Finance)	2005 2004 2003	127,917 125,000 130,000	— — 13,000	— — —	6,575 — —	835 1,562 1,624	(5) (5) (5)

Michael B. Chass (Vice-President—OEM)	2005 2004 2003	121,154 110,769 150,000	— — —	— — —	21,000 — —	1,045 709 1,300	(5) (5) (5)

(1)	Our fiscal year ends on the last Saturday of March.
(2)	Prior to May 13, 2002, Mr. Kotsatos was Chairman of the Board, Chief Executive Officer and Treasurer. Effective May 13, 2002, Mr. Kotsatos resigned his position as Chief Executive Officer. Mr. Kotsatos continues to serve as Chairman of the Board and Treasurer.
(3)	Includes $4,997, $29,117 and $34,114 paid in fiscal years 2003, 2004 and 2005, respectively, in premiums for three separate life insurance policies, each with a split dollar arrangement, covering the life of Mr. Kotsatos. We and Mr. Kotsatos entered into an agreement concerning the life insurance policies pursuant to which we will receive, in the event of Mr. Kotsatos’s death, an amount equal to the aggregate amount of the premium payments and the beneficiaries of the policies will receive the excess. We did not make arrangements under these plans for the period from June 30, 2002 to September 30, 2003. These insurance payments were recorded as taxable fringe benefits to Mr. Kotsatos. Also includes $2,375 contributed in each of fiscal years 2003 and 2004 and $3,125 in 2005 by us under a defined contribution plan established under Section 401(k) of the Internal Revenue Code, as amended (the “Code”).
(4)	Mr. Gabbay was elected Chief Executive Officer on May 13, 2002. From August 2000 through May 13, 2002, Mr. Gabbay was President and Chief Operating Officer; from May 2000 through

August 2000, he was Chief Operating Officer; and prior to May 2000, he was Vice-President—Engineering. On May 19, 2003 Mr. Gabbay was elected to the office of President while retaining the position of Chief Executive Officer.

(5)	Reflects our contributions under a defined contribution plan established under Section 401(k) of the Code.

Option Grants in the Last Fiscal Year

The following table sets forth certain information with respect to individual grants of stock options to the Named Executive Officers during the fiscal year ended March 26, 2005.

2005 Option Grants

	Number of Securities Underlying Options Granted	Individual Grants		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name		% of Total Options Granted to Employees in 2005	Exercise Price		5%	10%
Andrew G. Kotsatos	—	N/A	N/A	N/A	N/A	N/A
Moses A. Gabbay	—	N/A	N/A	N/A	N/A	N/A
Debra A. Ricker	6,575	23.8%	$12.812	10/272014	$23,273.65	$51,428.69
Michael B. Chass	21,000	76.2%	$12.812	10/27/2014	$74,334.11	$164,258.94

(1)	Potential gains are net of exercise price but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, the timing of such exercises and the option holder’s continued employment through the vesting period. The amounts reflected in this table may not accurately reflect or predict the actual value of the stock options.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to the named executive officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Shares Underlying Unexercised Options at FY-End		Value of Unexercised In-The-Money Options at FY-End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Andrew G. Kotsatos	10,000	$8,500	61,000	20,000	$220,944	$70,540
Moses A. Gabbay	—	—	157,500	66,000	$455,666	$145,465
Debra A. Ricker	—	—	20,325	—	$48,838	—
Michael B. Chass	—	—	41,000	4,000	$96,473	—

(1)	The value of unexercised in-the-money options is calculated based on the closing sale price of the Common Stock of $13.90 per share on March 26, 2005, as reported on the Nasdaq National Market, less the per share exercise price, multiplied by the number of shares issuable upon exercise of the options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table reflects the number of shares of our common shares beneficially owned as of July 8, 2005 (i) by each person who is known by us to own beneficially more than 5% of our outstanding common stock, (ii) by each of the directors, (iii) by each of the executive officers named in the Summary Compensation Table and (iv) by all directors and executive officers as a group. In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if he or she has or shares voting power or investment power with respect to such security or has the right to acquire beneficial ownership at any time within sixty days of July 8, 2005 (assuming for this purpose the exercisability of all unvested options, in accordance with their terms, immediately prior to the effective time of the Merger) (“Currently Exercisable Options”). As used herein “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose of or direct the disposition of shares. Except as indicated in the notes following the table below, each person named has sole voting and investment power with respect to the shares listed as being beneficially owned by such individual.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Common Stock
Kimelman & Baird LLC 100 Park Avenue New York, NY 10017	423,600	(1)	10.26%

Fidelity Management & Research Company 80 Devonshire Street Boston, MA 02109	274,488	(2)	6.48%

Scopia Management Inc. 100 Park Avenue New York, NY 10017	211,487	(3)	4.99%

Directors and Officers:

Andrew G. Kotsatos	1,460,361	(4)	34.00%

Moses A. Gabbay	233,180	(5)	5.30%

David E. Bell	4,000	(6)	*

E. William Boehmler	4,000	(7)	*

George J. Markos	4,000	(8)	*

Debra A. Ricker	29,235	(9)	*

Michael B. Chass	41,000	(10)	1.00%

All Directors and Executive Officers as a group (7 persons)	1,775,776	(11)	39.00%

*	Indicates less than 1% ownership.
(1)	On February 14, 2005, a group consisting of Kimelman & Baird, LLC, Sheila Baird and Michael Kimelman filed with the Securities and Exchange Commission Amendment No. 5 to a Statement of Acquisition of Beneficial Ownership on Schedule 13G. The filing discloses that Kimelman & Baird has dispositive and shared voting power over 221,600 of the shares and that Sheila Baird and Michael Kimelman have dispositive and shared voting power over all of the shares. The number of shares beneficially owned includes shares held by an affiliate, Daeg Partners, L.P.
(2)	On February 14, 2005, a group consisting of Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp., Fidelity Low Priced Stock Fund, an investment company advised by FMR Corp. (the “Fund”), Edward C. Johnson 3d and Abigail P. Johnson filed with the Securities and Exchange Commission Amendment No. 2 to a Statement of Acquisition of Beneficial Ownership on Schedule 13G. The filing discloses that the Fund owns 274,488 shares of common stock and that FMR Corp., Mr. Johnson and Ms Johnson, through their control of Fidelity and the Fund, each has sole power to dispose of the shares owned by the Fund.
(3)	On February 14, 2005, a group consisting of Scopia Management Inc., Scopia PX LLC, Scopia Partners LLC, Scopia International Limited, The Coast Fund LLP and Scopia Partners QP LLC filed with the Securities and Exchange Commission Amendment No. 1 to a Statement of Acquisition of Beneficial Ownership on Schedule 13G. The filing discloses that Scopia Management Inc. has sole dispositive and voting power over all of the shares.

(4)	Includes (a) 385,628 shares owned by Mr. Kotsatos’ wife, individually and as trustee for the benefit for their children, as to which beneficial ownership is disclaimed by Mr. Kotsatos and (b) 61,000 shares issuable upon exercise of Currently Exercisable Options.
(5)	Includes 179,500 shares subject to Currently Exercisable Options.
(6)	Includes 4,000 shares subject to Currently Exercisable Options.
(7)	Includes 4,000 shares subject to Currently Exercisable Options.
(8)	Includes 4,000 shares subject to Currently Exercisable Options.
(9)	Includes 10,325 shares subject to Currently Exercisable Options.
(10)	Includes 21,000 shares subject to Currently Exercisable Options.
(11)	Includes 283,825 shares subject to Currently Exercisable Options.

The following table gives information about our Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of March 26, 2005.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	416,075	$10.98	731,758
Equity compensation plans not approved by shareholders (1)	0	0	120,000
Total	416,075	$10.98	851,758

(1)	Represents shares subject to the Boston Acoustics, Inc. 2005 Stock Option Plan for Non-Employee Directors, which was adopted by our Board of Directors on February 16, 2005 but which has not yet been submitted to our shareholders for approval. No options may be granted under this Plan until it has been approved by the shareholders.

Item 13. Certain Relationships and Related Transactions

It is our policy that any transactions between the Company and its officers, directors and principal stockholders and their affiliates and any transactions between the Company and any entity with which our officers, directors or five percent stockholders are affiliated, be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors, and be on terms no less favorable to us than could be obtained from unaffiliated third parties.

Prior to Mr. Boehmler’s election as a Director, he was engaged by us as a consultant for a special project. Mr. Boehmler was paid $36,600 during fiscal year 2004 for his services. During fiscal 2005, prior to his election as a Director, Mr. Boehmler was paid $25,800; and, following his election as a Director, he was paid an additional $33,000.

Item 14. Principal Accountant Fees and Services

Services provided to us by Ernst & Young LLP in fiscal 2005 and fiscal 2004 are described below.

Audit Fees. Fees for audit services totaled $171,500 in fiscal 2005 and $163,200 in fiscal 2004, including fees associated with the annual audit and reviews of our quarterly reports on Form 10-Q.

Audit-Related Fees. We did not incur any audit-related fees in fiscal 2005 or fiscal 2004.

Tax Fees. Fees for tax services, including tax return preparations, tax planning, tax compliance and research and development tax consultation, and international tax consultation totaled $45,000 in fiscal 2005 and $288,100 in fiscal 2004.

All Other Fees. We incurred fees for Merger-related audit services in the amount of $6,500 during fiscal 2005.

The Audit Committee’s policies and procedures apply to both audit and non-audit services to be provided by our independent registered public accounting firm. Annual audit services, engagement terms and fees are subject to pre-approval by the Audit Committee. All non-audit, tax and other services proposed to be provided by our public accounting firm are evaluated in advance by the Audit Committee as to the nature of the services to be provided, the fees to be charged and the potential impact an auditor independence.

The Audit Committee of the Board of Directors considered in advance each non-audit service proposed to be performed by our independent auditors. With respect to each non-audit service for which we engaged Ernst & Young LLP during the fiscal year ended March 26, 2005 the Audit Committee determined in advance that the provision of such non-audit service and the receipt of fees therefor would be compatible with maintaining Ernst & Young LLP’s independence.

P ART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are included as part of this report:

(2) Financial Statement Schedules.

All schedules have been omitted because they are not applicable or the information required is shown in the financial statements or notes thereto.

(3) Listing of Exhibits

Exhibits

2.1.	Agreement and Plan of Merger, dated as of June 8, 2005, among Boston Acoustics, Inc., D&M Holdings U.S., Inc., and Allegro Acquisition Corp. (1)

3.1.	Articles of Organization (2)

3.2.	Amendment to Articles of Organization. (2)

3.3.	Second Amendment to Articles of Organization. (2)

3.4.	Amended and Restated Bylaws. (3)

4.1.	Specimen Share Certificate. (2)

10.1.+	1996 Stock Plan adopted by Boston Acoustics, Inc. on February 20, 1996, as amended. (4)

10.2.+	1997 Stock Plan adopted by Boston Acoustics, Inc. on May 28, 1997, as amended. (5)

10.4.	Amended and Restated Loan Agreement dated as of May 1, 2002 between Boston Acoustics, Inc. and Citizens Bank of Massachusetts. (6)

10.5.	Amended and Restated Revolving Credit Note, dated as of May 1, 2002, in the amount of $25,000,000 made by Boston Acoustics, Inc. payable to the order of Citizens Bank of Massachusetts. (7)

21.*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates an exhibit filed herewith.

+	Indicates an exhibit that constitutes an executive compensation plan.

(1)	Incorporated by reference to Exhibit 10.1. to the Company’s Current Report on Form 8-K filed on June 9, 2005.

(2)	Incorporated by reference to the similarly numbered exhibits to the Company’s Registration Statement on Form S-1, File No. 33-9875.

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2005.

(4)	Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 1997.

(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-84714.

(6)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002.

(7)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Peabody, Commonwealth of Massachusetts, on the 11th day of July 2005.

BOSTON ACOUSTICS, INC.
(Registrant)

BY:	/s/ Andrew G. Kotsatos
Andrew G. Kotsatos
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Capacities	Date
/s/ Andrew G. Kotsatos Andrew G. Kotsatos	Director, Chairman of the Board and Treasurer	7/11/05

/s/ Moses A. Gabbay Moses A. Gabbay	Director, President and Chief Executive Officer	7/11/05

/s/ Debra A. Ricker Debra A. Ricker	Vice President, Principal Financial Officer and Chief Accounting Officer	7/11/05

/s/ David E. Bell David E. Bell	Director	7/11/05

/s/ E. William Boehmler E. William Boehmler	Director	7/11/05

/s/ George J. Markos George J. Markos	Director	7/11/05