Form 10-Q
period 2005-06-25
BOSTON ACOUSTICS INC
filed 2005-08-09
CIK 805268

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 25, 2005

or

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

There were 4,234,512 shares of Common Stock issued and outstanding as of August 9, 2005.

Boston Acousti cs, Inc.

PART I: FINANCI AL INFORMATION

Item 1: Financial Statements

Boston Acoustics , Inc. and Subsidiaries

Consolidated Balance Sheets

Assets

	March 26, 2005	June 25, 2005
		(Unaudited)
Current Assets:

Cash and cash equivalents	$6,784,588	$7,913,293
Accounts receivable, net of allowance for doubtful accounts of approximately $457,000 and $480,000 at March 26, 2005 and June 25, 2005, respectively	11,234,090	11,847,784
Inventories	12,243,617	11,565,831
Deferred income taxes	2,099,000	2,099,000
Prepaid income taxes	858,000	858,000
Prepaid expenses and other current assets	1,028,474	907,028

Total current assets	34,247,769	35,190,936

Property and Equipment, at Cost:

Machinery and equipment	18,942,568	18,977,096
Building and improvements	8,795,567	8,795,567
Office equipment and furniture	6,352,829	6,401,375
Land	1,815,755	1,815,755
Motor vehicles	209,950	236,569

	36,116,669	36,226,362
Less-Accumulated depreciation and amortization	25,883,928	26,366,255

	10,232,741	9,860,107

Other Assets, Net

Other assets, net	788,825	791,323
Deferred income taxes	486,000	486,000

	$45,755,335	$46,328,366

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiaries

Consolidated Balance Sheets

Liabilities and Stockholders’ Equity

	March 26, 2005	June 25, 2005
		(Unaudited)
Current Liabilities:

Accounts payable	$7,454,464	$6,823,473
Accrued payroll and payroll- related expenses	701,931	607,201
Accrued income taxes	603,307	1,057,851
Dividends payable	355,174	—
Other accrued expenses	949,168	1,041,821
Current maturity of line of credit	9,432	—

Total current liabilities	10,073,476	9,530,346

Stockholders’ Equity:

Common stock, $.01 par value- Authorized — 8,000,000 shares Issued — 4,178,531 and 4,198,531 shares at March 26, 2005 and June 25, 2005, respectively	41,785	41,985
Additional paid-in capital	—	192,300
Retained earnings	35,640,074	36,563,735

Total stockholders’ equity	35,681,859	36,798,020

	$45,755,335	$46,328,366

The accompanying notes are an integral part of these consolidated financial statements.

B oston Acoustics, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	June 26, 2004	June 25, 2005
Net sales	$12,619,951	$17,951,953

Cost of goods sold	7,131,958	10,486,445

Gross profit	5,487,993	7,465,508

Selling and marketing expenses	2,619,638	3,099,098

General and administrative expenses	1,030,172	1,220,531

Engineering and development expenses	1,206,654	1,140,854

Total operating expenses	4,856,464	5,460,483

Income from operations	631,529	2,005,025

Interest income	13,887	30,209
Interest expense	(7,986)	(8,017)
Other income (expense), net	46,297	(567,556)

Income before provision for income taxes	683,727	1,459,661

Provision for income taxes	223,000	536,000

Net income	$460,727	$923,661

Net income per share
Basic	$.11	$.22

Diluted	$.11	$.21

Weighted-average common shares outstanding (Note 4):
Basic	4,166,845	4,199,147
Diluted	4,190,446	4,316,794

Dividends per share	$.085	$—

The accompanying notes are an integral part of these consolidated financial statements.

Boston Acoustics, Inc. and Subsidiar ies

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 26, 2004	June 25, 2005
Operating activities
Net income	$460,727	$923,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	530,561	482,327
Provision for bad debt	2,753	25,261
Changes in assets and liabilities:
Accounts receivable	(235,657)	(638,955)
Inventories	535,468	677,786
Prepaid expenses and other current assets	134,072	121,446
Accounts payable	(552,724)	(630,991)
Accrued payroll and other accrued expenses	(47,897)	452,467

Net cash provided by operating activities	827,303	1,413,002

Investing activities
Purchases of property and equipment	(205,046)	(109,693)
Increase in other assets	(2,499)	(2,498)

Net cash used in investing activities	(207,545)	(112,191)

Financing activities
Proceeds from exercise of stock options	—	192,500
Net payments on line of credit	(299,917)	(9,432)
Dividends paid	(354,182)	(355,174)

Net cash used in financing activities	(654,099)	(172,106)

Net increase (decrease) in cash and cash equivalents	(34,341)	1,128,705

Cash and cash equivalents, beginning of period	7,552,054	6,784,588

Cash and cash equivalents, end of period	$7,517,713	$7,913,293

Supplemental Disclosure of Noncash Financing and Investing Activities
Dividends payable	$354,182	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$255,250	$81,456

Cash paid for interest	$7,986	$8,017

The accompanying notes are an integral part of these consolidated financial statements.

B oston Acoustics, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(1) Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by Boston Acoustics, Inc. and subsidiaries (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes, however, that its disclosures are adequate to make the information presented not misleading. The results for the three-month period ended June 25, 2005 are not necessarily indicative of results to be expected for the full fiscal year. These financial statements should be read in conjunction with the Company’s annual financial statements filed with its Annual Report on Form 10-K for the fiscal year ended March 26, 2005.

As previously announced on June 8, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with D&M Holdings U.S., Inc., a Delaware corporation (“D&M”), and Allegro Acquisition Corp., a wholly owned subsidiary of D&M (the “Merger”). Each share of our common stock will be converted into the right to receive $17.50 in cash, without interest. The consummation of the Merger is subject to shareholder approval and other customary conditions. The proposed Merger is discussed in a Current Report on a Form 8-K which we filed with the Securities and Exchange Commission on June 9, 2005, which Report included a copy of the Merger Agreement.

(2) Stock-Based Compensation

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

The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 and Statement of Financial Accounting Standards No.148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure for all stock options granted to employees of the Company for the three-month periods ended June 26, 2004 and June 25, 2005, respectively, using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

Pro forma disclosure. The pro forma effect on the Company’s financial statements of applying SFAS No. 123 for all options to purchase common stock of the Company would be as follows:

	For the three months ended
	June 26, 2004	June 25, 2005
Net income, as reported	$460,727	$923,661
Less: fair value of all employee stock-based compensation awards	90,192	20,354

Pro forma net income	$370,535	$903,307

Net income per share, as reported:
Basic	$0.11	$0.22
Diluted	$0.11	$0.21
Net income per share, pro forma:
Basic	$0.09	$0.22
Diluted	$0.09	$0.21

(3) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	March 26, 2005	June 25, 2005
Raw materials	$3,339,019	$3,171,568
Work-in-process	1,467,862	1,245,497
Finished goods	7,436,736	7,148,766

	$12,243,617	$11,565,831

Work-in-process and finished goods inventories consist of purchased components and finished products purchased from third party suppliers and raw materials, labor and manufacturing overhead.

(4) Net Income Per Common Share

Net income per share is based upon the weighted-average number of common shares and common share equivalents outstanding each year. For the three-month periods ended June 25, 2005 and June 26, 2004, 28,000 and 127,338, options, respectively, have been excluded from the weighted-average number of common and dilutive potential shares outstanding, as their effect would be antidilutive.

The computation of basic and diluted shares outstanding is as follows:

	For the three months ended
	June 26, 2004	June 25, 2005
Basic weighted-average common shares outstanding	4,166,845	4,199,147
Dilutive effect of assumed exercise of stock options	23,601	117,647

Weighted-average common shares outstanding assuming dilution	4,190,446	4,316,794

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

The Company also follows the provisions of EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company offers cooperative advertising and other similar programs to its largest customers whereby the customers can earn sales credits for approved advertisements involving the Company’s products. The Company records these credits as an adjustment to the selling price of its products. For the three-month periods ending June 25, 2005 and June 26, 2004, cooperative advertising and other similar credits included as sales adjustments were approximately $162,000 and $116,000, respectively.

(6) Significant Customers and Concentration of Credit Risk

	Net Sales for the Three Months Ended			Accounts Receivable as of
	June 26, 2004	June 25, 2005		June 26, 2004	June 25, 2005
Customer A	23%		*	29%		*
Customer B	16%	33%		18%	36%

*Customer	does not exceed 10% of net sales or accounts receivable.

(7) International Operations

The Company maintains sales concentrations in Europe, Canada and Asia/Pacific Rim, in addition to distributing product through three foreign subsidiaries. Export sales accounted for approximately 18% and 19% of net sales for the three-month periods ended June 25, 2005 and June 26, 2004, respectively.

(8) Warranty Costs

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

Total
Warranty reserve as of March 26, 2005	$200,000
Plus: amounts accrued related to new sales	17,000
Less: amounts charged against warranty reserve	(17,000)

Warranty reserve as of June 25, 2005	$200,000

(9) Recent Accounting Pronouncements

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

ITE M 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the results of operations for the three-month periods ended June 26, 2004 and June 25, 2005 expressed as percentages of net sales.

	Three Months Ended
	June 26, 2004	June 25, 2005
Net sales	100.0%	100.0%

Cost of goods sold	56.5	58.4

Gross profit	43.5	41.6

Selling and marketing expenses	20.7	17.3

General and administrative expenses	8.2	6.8

Engineering and development expenses	9.6	6.3

Total operating expenses	38.5	30.4

Income from operations	5.0	11.2

Interest income (expense), net	—	0.1

Other income (expense), net	0.4	(3.2)

Income before provision for income taxes	5.4	8.1

Provision for income taxes	1.7	3.0

Net income	3.7%	5.1%

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

Net sales for the quarter increased from approximately $12,620,000 to approximately $17,952,000 during the first quarter of fiscal 2006. The overall sales increase during the quarter was driven by continued sales increases in the OEM automotive business in partnership with Visteon Corporation. The Company’s premium audio systems sold to the Chrysler Group through this partnership included the automotive systems for the Chrysler 300 vehicles, the Dodge Magnum vehicles, the 2005 Jeep Cherokee family of vehicles and as announced in June 2005, will now include the 2006 Dodge Charger vehicles. In addition, sales for the current quarter reflect increases in the aftermarket car speaker systems, as well as in the integrated product categories of speaker systems, which include the MicroSystem CD miniature stereo radio/CD music system.

During the three-month period ended June 25, 2005, the Company launched the new S Series of aftermarket car speaker systems. The 11-model series includes two component and nine coaxial configurations, replacing the FS and FX Series models. With suggested retails ranging from $69.95 to $219.95 per pair, the systems are designed to complement factory system upgrades and pair with any Boston speaker system.

Introductions of upgraded versions of existing product offerings, while permitting the Company to remain competitive, are not likely to result in significant increases in revenue over the long term.

The Company’s gross margin for the three-month period ended June 25, 2005 decreased as a percentage of net sales from 43.5% to 41.6% due primarily to a larger portion of total sales being derived from product categories that reflect lower margins as compared to the same period a year ago.

Total operating expenses decreased as a percentage of net sales, but increased in absolute dollars by approximately $604,000 during the three-month period ended June 25, 2005, as compared to the corresponding period a year ago. Selling and marketing expenses have increased in absolute dollars (approximately $479,000) primarily due to increases in marketing consulting and outside services (approximately $35,000), advertising and trade show costs (approximately $145,000), sales commission expenses (approximately $188,000), and payroll and payroll-related expenses (approximately $106,000), as compared to the same period a year ago. General and administrative expenses increased in absolute dollars (approximately $190,000) due to increases in payroll and payroll-related expenses (approximately $39,000), audit, tax and legal fees (approximately $36,000), consulting fees and outside services (approximately $98,000), and doubtful accounts expense (approximately $17,000), as compared to the same three-month period a year ago. Engineering and development expenses have decreased in absolute dollars (approximately $66,000) due to decreases in consulting fees and outside services (approximately $41,000), and payroll and payroll-related expenses (approximately $31,000) as compared to the corresponding period in fiscal 2005.

The Company posted net interest income of approximately $22,000 for the three-month period ended June 25, 2005 compared to approximately $6,000 for the corresponding period last year. The increase is the result of higher interest rates and cash balances during the three-month period ended June 25, 2005.

As previously announced on June 8, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with D&M Holdings U.S., Inc., a Delaware corporation (“D&M”), and Allegro Acquisition Corp., a wholly owned subsidiary of D&M (the “Merger”). Each share of our common stock will be converted into the right to receive $17.50 in cash, without interest. The consummation of the Merger is subject to shareholder approval and other customary conditions. The proposed Merger is discussed in a Current Report on a Form 8-K which we filed with the Securities and Exchange Commission on June 9, 2005, which Report included a copy of the Merger Agreement.

In connection with the Merger, the company incurred expenses of approximately $580,000 during the three-month period ended June 25, 2005. These expenses, reflected as other expenses, included fees and out of pocket expenses totaling approximately $261,000 paid to the Company’s financial advisor for rendering its opinion to the Boston Acoustics board of directors, legal fees of approximately $296,000, and approximately $23,000 for audit and accounting services.

The Company’s effective income tax rate increased to 36.7% for the three-month period ended June 25, 2005 from 32.6% for the three-month period ended June 26, 2004. The increase in the Company’s effective income tax rate for fiscal 2006 is primarily due to expected research and development tax credits being lower as a percentage of income before provision for income taxes for the current fiscal year.

The Company posted net income of approximately $924,000 for the three-month period ended June 25, 2005 as compared to approximately $461,000 for the same period a year ago, while diluted earnings per share were $.21 per share compared to $.11 for the same period a year ago. The change is primarily attributable to the increase in net sales partially offset by the increase in cost of goods sold and the increase in operating expenses during the quarter.

Liquidity and Capital Resources

As of June 25, 2005, the Company’s working capital was approximately $25,661,000, an increase of $1,486,000 since the end of fiscal 2005. Current assets increased by approximately $943,000 due to an increase in cash and cash equivalents and accounts receivable, offset by a decrease in inventory and prepaid expenses. Current liabilities decreased by approximately $543,000 due to decreases in accounts payable, and dividends payable, offset by an increase in accrued income taxes. The Company’s cash and cash equivalents were approximately $7,913,000 at June 25, 2005, an increase of $1,129,000 since March 26, 2005. The Company has two lines of credit with two U.S. banking institutions totaling $26,500,000. At June 25, 2005, the Company did not have any borrowings under either of these USD lines of credit.

Given the Company’s historical profitability and its ability to manage expenses, the Company believes that its current resources are adequate to meet its requirements for working capital and capital expenditures through the foreseeable future.

Significant Customers

One customer accounted for approximately 33% of net sales for the three-month period ended June 25, 2005 as compared to approximately 16% of net sales for the corresponding period a year ago. Another customer accounted for less than 10% of net sales for the three-month period ended June 25, 2005 as compared to approximately 23% of net sales for the corresponding period a year ago. In addition to its strategy of expanding the Company’s product offerings, management believes its efforts to enlarge and diversify its customer base for all products will offset the decrease in business with this one customer.

Proposed Merger

On June 8, 2005, we entered into an Agreement and Plan of Merger with D&M Holdings U.S., Inc., a Delaware corporation (“D&M”), and Allegro Acquisition Corp., a wholly-owned subsidiary of D&M. Upon consummation of the proposed merger, each share of our common stock will be converted into the right to receive $17.50 in cash, without interest. The consummation of the proposed merger is subject to customary conditions, such as regulatory approvals and approval by our shareholders. Until the proposed merger closes, we are generally obligated to carry on our business in the ordinary course.

If the proposed merger is not completed, (i) the value of our common stock may decline and (ii) our prospects and other aspects of our business may be adversely affected.

For a more complete description of the proposed merger and the Agreement and Plan of Merger, refer to the Current Report on Form 8-K which we filed on June 9, 2005 with the Securities and Exchange Commission, and Proxy Statement relating to the Special Meeting of our Shareholders called for August 25, 2005, which is included in the Schedule 14A which we filed with the Securities and Exchange Commission on July 21, 2005.

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

Ite m 3. Quantitative and Qualitative Disclosures About Market Risk

(a) Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of June 25, 2005, the Company did not participate in any derivative financial instruments, or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are considered cash equivalents and consist of money market accounts. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

(b) Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

For the three-month periods ended June 25, 2005 and June 26, 2004, foreign currency translations gains were approximately $13,000 and $46,000, respectively, as a result of consolidating the foreign currencies of the Company’s subsidiaries. During the three-month period ended June 25, 2005, the Company did not engage in any foreign currency hedging activities.

Item 4. Controls and Procedu res

a.)	Evaluation of disclosure controls and procedures. Based on their evaluation of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of June 25, 2005, the last day of the fiscal quarter covered by this Quarterly Report on Form 10-Q, our President and CEO (principal executive officer) and our Vice President - Finance (principal financial officer) have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the President and CEO and the Vice President – Finance, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b.)	Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 25, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PA RT II: OTHER INFORMATION

Ite m 1. Legal Proceedings

None

Item 2. Changes in Securities and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith:

Exhibit 2.1	Agreement and Plan of Merger, dated as of June 8, 2005 among Boston Acoustics, Inc., D&M Holdings U.S., Inc., and Allegro Acquisition Corp.*

Exhibit 31.1 and 31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 and 32.2	Certifications pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 9, 2005.

SI GNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Boston Acoustics, Inc.
Registrant

Date: August 9, 2005	By:	/s/ Andrew G. Kotsatos
Andrew G. Kotsatos
Director, Chairman of the Board
and Treasurer

Date: August 9, 2005	By:	/s/ Moses A. Gabbay
Moses A. Gabbay
Director, President and Chief
Executive Officer

Date: August 9, 2005	By:	/s/ Debra A. Ricker
Debra A. Ricker
Vice President and
Chief Accounting Officer

Index to Exhibits

Exhibit Number	Exhibit	Page

2.1	Agreement and Plan of Merger, dated as of June 8, 2005 among Boston Acoustics, Inc., D&M Holdings U.S., Inc., and Allegro Acquisition Corp.*	17

31.1	Certification of CEO pursuant to Rule 13a-14(a)	20

31.2	Certification of CFO pursuant to Rule 13a-14(a)	21

32.1	Certification of CEO pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	22

32.2	Certification of CFO pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350	23

*	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 9, 2005.